Form 10-Q
period 1996-06-30
FLAMEMASTER CORP
filed 1996-08-12
CIK 37358

                                      FORM 10 Q

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR QUARTER ENDED:  JUNE 30, 1996           COMMISSION FILE NO:  0-2172


                             THE FLAMEMASTER CORPORATION
                          ----------------------------
                (Exact name of Registrant as specified in its Charter)

    NEVADA                                                      95-2018730
- ---------------                                                ---------------
(State or other jurisdiction of incorporation    (IRS Employer identification
or organization)                                 Number)







                   11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
    ---------------------------------------------------------------------
                       (Address of Principal Executive Office)


Registrant's telephone number including area code:   (818) 982-1650
                                                      -------------

Registrant's facsimile number including area code:   (818) 765-5603
                                                      -------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES    X                          NO
              -------------                     ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                       JUNE 30, 1996     1,251,464
                       ---------------------------

Item 1  Financial Information
Item 1  Financial Statements

                      THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,          SEPTEMBER 30,
                                                1996                 1995
                                             (UNAUDITED)            (NOTE)
                                             ----------          ----------
CURRENT ASSETS:
  Cash and short-term investments           $1,391,020          $1,301,225
  Marketable securities                      1,203,340           1,225,664
  Accounts receivable, less allowance of
  $5,000 and $5,000, respectively              546,481             495,773
  Inventories                                  675,488             593,991
  Other current assets                          36,816              37,015
  Deferred income taxes                        103,742              57,585
                                             ----------          ----------
TOTAL CURRENT ASSETS:                        3,956,887           3,711,253
License agreement                              119,976             154,287
Investment in affiliated companies             950,869             902,332
Equipment and improvements, net of
 accumulated depreciation                       40,592              52,302
                                             ----------          ----------
TOTAL ASSETS                                $5,068,324          $4,820,174
                                             ----------          ----------
                                             ----------          ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                              210,770             $79,877
 Accrued liabilities                            14,968              15,659
 Income taxes payable                           68,858              37,195
 Deferred tax liability                         60,600              46,054
 Enviromental reserve                          100,000             100,000
 Deferred credit                                   -0-              22,576
 Deferred income                                39,762              26,833
                                             ----------          ----------
TOTAL CURRENT LIABILITIES:                     494,958             328,194

SHAREHOLDERS' EQUITY
   PREFERRED STOCK, par  value,
   $.01 per share, cumulative,
   $.56 dividend, convertible, callable,
   at $5.95, authorized 500,000 shares,
   issued and outstanding 79,250 at
   6/30/96 and 79,650 at 9/30/95                   792                 797

   COMMON STOCK,par value, $.01 per share,
   authorized 6,000,000 shares; issued and
   outstanding 1,251,464 shares at 6/30,96
   and 1,261,731 shares at 9/30/95              12,544              12,617
Additional paid in capital                   2,299,910           2,318,504
Retained earnings                            2,280,346           2,129,402
Allowance for marketable securities            (20,226)             30,660
                                             ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                  $4,573,366          $4,491,980
                                             ----------          ----------
TOTAL LIABILITY AND EQUITY                  $5,068,324          $4,820,174
                                             ----------          ----------
                                             ----------          ----------


Note: Balance sheet as of September 30, 1995 has been derived from the audited balance sheet at that date. See notes to condensed consolidated financial statements.

                      THE FLAMEMASTER CORPORATION AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                             THREE MONTHS ENDED JUNE 30,
                             ---------------------------

                                                1996                1995
                                               -------            ---------

Net sales and gross revenues                  $963,711           $ 693,644
                                               --------           ---------
                                               --------           ---------

Costs and expenses:
   Cost of sales                               535,032             363,011
   Selling                                      73,801              72,495
   General and administrative                  140,689             169,296
   Laboratory costs                             55,268              54,163
   Other, (income), expenses, net              (27,912)            (38,429)
                                               --------           ---------

                                               776,878             620,536
                                               --------           ---------


Income before income taxes                     186,833              73,108

Income taxes                                   (41,063)            (30,309)
                                               --------           ---------
Net income                                    $145,770             $42,799
                                               --------           ---------
                                               --------           ---------


Net income per share, primary                     $.10                $.03
                                               --------           ---------
                                               --------           ---------

Net income per share, fully diluted               $.09                $.03
                                               --------           ---------
                                               --------           ---------


Weighted average shares outstanding:
Primary                                      1,290,216           1,274,687
                                               --------           ---------
                                               --------           ---------

Fully diluted                                1,480,416           1,465,847
                                               --------           ---------
                                               --------           ---------



See notes to condensed consolidated financial statements.

                      THE FLAMEMASTER CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                              NINE MONTHS ENDED JUNE 30,
                              --------------------------

                                                1996               1995
                                             ---------           ----------

Net sales and gross revenues:               $2,453,304          $2,140,461
                                             ----------          ----------
                                             ----------          ----------

Costs and expenses:
     Cost of sales                           1,394,488           1,145,171
     Selling                                   218,298             214,285
     General and adminstrative                 415,549             493,530
     Laboratory costs                          165,784             160,147
     Other, (income), expenses, net           (153,097)            (90,414)
                                             ----------          ----------
                                             2,041,022           1,922,719
                                             ----------          ----------


Income before income taxes                     412,282             217,742

Income taxes                                  (102,383)            (94,872)

                                             ----------          ----------
Net income                                    $309,899            $122,870
                                             ----------          ----------
                                             ----------          ----------

Net income per share, primary                     $.22                $.08
                                             ----------          ----------
                                             ----------          ----------

Net income per share,fully diluted                $.21
                                             ----------
                                             ----------

Weighted average shares outstanding:
Primary                                      1,270,796           1,281,350
                                             ----------          ----------
                                             ----------          ----------


Fully diluted                                1,460,996           1,472,510
                                             ----------          ----------
                                             ----------          ----------


See notes to condensed consolidated financial statements.

                      THE FLAMEMASTER CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30, 1996
                           -------------------------------

                                               1996                1995
                                               -------             ------
Net cash provided by operating activities:    $284,274            $241,444
                                             ----------          ----------
                                             ----------          ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment & improvements           11,710
Net purchases and sales of investment
  securities                                   (28,562)           (187,143)
                                             ----------          ----------
                                               (16,852)           (187,143)
                                             ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company's common stock             (40,862)            (45,826)
Dividends paid                                (146,077)           (147,296)
Dividends returned                               -0-                65,624
Issuance of common stock                         9,312              11,470
                                             ----------          ----------
Net cash used in financing activities         (177,627)           (116,028)
                                             ----------          ----------

NET INCREASE, (DECREASE), IN CASH               89,795             (61,727)
                                             ----------          ----------
                                             ----------          ----------


Cash, beginning of period                   $1,301,225          $1,396,592
                                             ----------          ----------
                                             ----------          ----------

Cash, end of period                         $1,391,020          $1,334,865
                                             ----------          ----------
                                             ----------          ----------

Cash paid during period for income taxes       $72,785             $61,727
                                             ----------          ----------
                                             ----------          ----------


See notes to condensed consolidated financial statements.

                      THE FLAMEMASTER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals),considered necessary for a fair presentation have been included.Operating results for the nine months ended June 30, 1996 are notnecessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30,1995.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         INVESTMENT IN DEBT AND EQUITY SECURITIES
         The Company adopted Statement of Financial Accounting Standards No:115 ("SFAS No: 115"), Accounting for Certain investments in Debt and Equity Securities, effective January 1, 1995.

         Management determines the approriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, net of income taxes, until realized. At June 30, 1996 the Company had no investments that qualified as trading or held to maturity.

         The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense.
         The cost of securities sold is based on specific indentification method.

                      THE FLAMEMASTER CORPORATION AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 2:  Inventories are summarized as follows:
                                              June 30,       September 30,
                                               1996               1995
                                             ----------          ----------
         Raw materials                        $328,150            $268,142
         Shipping materials                     31,746              32,566
         Finished Goods                        315,592             293,283
                                             ----------          ----------
                                              $675,488            $593,991
                                             ----------          ----------

Note 3: During the nine months ended June 30, 1996, the Company purchased 13,265 shares of its outstanding common stock at a cost of $37,084.

Note 4:  MARKETABLE SECURITIES:
         Marketable securities classified as current assets at June 30, 1996 include the following:

                                             Fair Value              Cost
                                             ----------              ----
         U.S.Treasury obligations             $388,418            $380,753
         Corporate debt securities              25,925              21,439
         Mortgage backed securities              2,823               3,186
         Marketable equity securities          786,174             844,048
                                             ----------          ----------
                                            $1,203,340          $1,249,426
                                             ----------          ----------
         The contractual maturities of debt
         securities available for sale at
         June 30, 1996 are as follows:
                                            Fair Value              Cost
                                            ----------              ----
         Due within one year                $    -0-            $    -0-
         Due after one year thru 5 years       108,553             102,483
         Due after 5 years thru 10 years       256,311             257,904
         Due after ten years                    49,479              41,805
         Note due at single maturity date        2,823               3,186
                                             ----------          ----------
                                              $417,166            $405,378
                                             ----------          ----------


Gross unrealized holding gains and losses at June 30, 1996 were $85,454 and $131,540, respectively.

                     THE  FLAMEMASTER CORPORATION AND SUBSIDIARY

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    JUNE 30, 1996 COMPARED TO SEPTEMBER 30, 1995 AND
    JUNE 30, 1996 COMPARED TO JUNE 30, 1995

    FINANCIAL CONDITION
    The Company continues to maintain a strong financial position. Current assets were $3,956,887 compared to current liabilities of $494,958 at June 30, 1996 for a current ratio of about 8 to 1. Working capital stood $3,461,929 on June 30, 1996 compared to $3,383,059 on September
    30,1995 and $3,239,519 on June 30, 1995, an increase of $222,410 over the prior year. The increase is attributable to operating and investment income.
    Accounts receivable increased moderately to $546,481 at June 30,1996 from $495,773 at September 30, 1995 due to the growth in sales volume. Inventories increased to $675,488 from $593,991 at year end as a result of increase in orders.
    Net sales for the nine months were up by 14.6% to $2,453,304 from $2,140,461 in the year earlier. The Company benefited from an upturn in areospace business and from introduction of new products.
    Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the foreseeable future. Management believes that the Company's creditworthiness is substantial relative to its size.
    The Company paid a $.03 dividend on its common stock in June 1996 and the Board of Directors declared a regular $.03 dividend to be paid September 27, 1996 to shareholders of record September 5, 1996.

    RESULTS OF OPERATIONS:
    For the three months ended June 30, 1996 net income expanded to $145,770 from $42,799 a more than 340% increase from the prior year period. Per share income increased to $.10 for the quarter ended June 30, 1996 compared to $.03 a year earlier.
    Sales for the three months grew to $963,711 from $693,644 a more than 38.9% increase from the year before. Cost of sales for the nine months ended June 30, 1996 rose slightly to 56.85% of sales. Selling expense decreased modestly as a percentage of sales, while general and administrative expenses decreased significantly to $415,549 from $493,530 for the nine month period due to a reduction in legal expense.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       THE FLAMEMASTER CORPORATION
                                            (Registrant)



DATE:
     ------------------------------     -----------------------------------
                                            (Signature)
                                       Joseph Mazin, President and Chairman
                                       and Chief Executive Officer


DATE:
     ------------------------------     -----------------------------------
                                            (Signature)
                                       Barbara E. Waite, Treasurer and
                                       Assistant Secretary


DATE:
     ------------------------------     -----------------------------------
                                            (Signature)
                                       Donna Mazin, Director