Form 10-K
period 1996-09-30
FLAMEMASTER CORP
filed 1996-12-27
CIK 37358

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996 Commission File No: 0-2172
                                                                 ------------

                          THE FLAMEMASTER CORPORATION
-----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

             NEVADA                                         95-2018730
---------------------------------------        ------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification Number)

11120 SHERMAN WAY,  SUN VALLEY,  CALIFORNIA                       91352
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                         Zip Code

Registrant's telephone number, including area code:    (818) 982-1650
                                                    -------------------------

Securities registered pursuant to Section 12(b) of the Act:

               NONE
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

               COMMON STOCK - $.01 PAR VALUE
-----------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO
                                                     ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates at December 20, 1996 was $3,035,456.

As of September 30, 1996, there were 1,246,463 shares of common stock, $.01 par value, outstanding.

Part III is incorporated by reference from the proxy statement for the next annual meeting of the shareholders.

                                TABLE OF CONTENTS

PART I                                                       PAGE
------                                                       ----

Item 1  Business                                               3
Item 2  Properties                                             7
Item 3  Legal Proceedings                                      7
Item 4  Submission of Matters to a Vote of Security Holders    8

PART II
-------

Item 5  Market for Registrant's Common Stock and Related
                  Stockholder Matters                          9
Item 6  Selected Financial Data                               10
Item 7  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations         11
Item 8  Financial Statements and Supplementary Data           14
Item 9  Disagreements on Accounting and Financial
                  Disclosure                                  14



PART III
--------

Item 10 Directors and Executive Officers of the Registrant    15
Item 11 Executive Compensation                                15
Item 12 Security Ownership of Certain Beneficial Owners
                  and Management                              15
Item 13 Certain Relationships and Related Transactions        15


PART IV
-------
Item 14 Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                 16

SIGNATURES                                                    35

                           THE FLAMEMASTER CORPORATION
                                     PART I

ITEM 1. BUSINESS

The Flamemaster Corporation (Registrant or the Company) develops, manufactures, and sells coatings and sealants. In addition, Registrant receives royalties from other manufacturers who produce certain of the Registrant's products under license.

Registrant was incorporated under the laws of Nevada on September 14, 1942.

COATINGS:

Registrant produces flame retardant coatings and high-heat resistant coatings.

Flame retardant coatings are used in industrial applications to prevent the propagation of fire in electrical cables which are grouped together in cable trays, junction boxes, cable trenches, and similar locations. These coatings are also used in the construction of fire stops used to seal openings in walls or ceilings through which electrical cables pass.

High heat resistant coatings are used to protect structural surfaces, such as the aluminum deck of a naval vessel, from the destructive temperatures and blast effects of a missile. Other applications include the protection of certain surfaces on land-based mobile missile launchers and the control surfaces of air launched missiles.

SEALANTS:

Sealants are used in various aerospace and marine applications typically to seal aircraft fuel tanks and pressurized passenger or crew compartments, to seal optical devices, and in connection with seaworthiness of commercial and naval vessels as well as pleasure craft.

In August 1994, Registrant entered into an agreement with Courtaulds, Aerospace, Inc. wherein Courtaulds granted to Flamemaster a license with respect to certain technology and proprietary rights of Courtaulds which Flamemaster expects to enhance its sealants line.

ROYALTIES:

Approximately 0.5% of the Registrant's revenues were derived from royalties. Some protection exists for the Company's products through patents. However, not a major portion of business is subject to licenses.

Registrant receives royalty income from Hitachi Cable, Ltd. of Japan.

Hitachi Cable produces the Registrant's flame retardant coating in Japan under a nonexclusive license agreement. Royalties paid are 3% and 6% of net sales and are reported and paid annually.

This agreement expired in November of 1994 and was renewed for an additional five year period. Royalties decreased to $17,163 during 1996 from $17,650 in fiscal l995.

                           THE FLAMEMASTER CORPORATION

                                      PART I
                                   (Continued)

ROYALTIES (CONTINUED):


Flamemaster pays royalties to Courtaulds Aerospace, Inc. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant. The minimum required royalty payment is $25,000 per year from 1996 through 2003. Royalties paid to Courtaulds were $25,000 for fiscal l996.

Additionally, Flamemaster paid royalties to an individual as compensation for an invention of such individual while working for Flamemaster. The royalties paid were $1,892 and $5,854 for l995 and 1994, respectively. This agreement expired in fiscal l995.

METHODS OF DISTRIBUTION:

Flamemaster products are sold to customers through a network of 24 distributors, six of which are for construction products and 18 are for coating and sealants. Of the 18 coating and sealant distributors eight are full service repacking distributors. Additionally, Flamemaster products are sold directly by four full time employees of the registrant. The registrant also has agreements with two commissioned sales representatives, one in Texas and one in Southern California.

Most of the products manufactured by Flamemaster are required to be qualified or listed by either government or civilian agencies. The qualification and listing process involves independent testing of new products to determine that they meet minimum criteria of performance as established by government and civilian agencies. Once a new product is qualified and listed, the product may be marketed. The product mix includes products of which the registrant is the sole qualified supplier. Flamemaster product sales are a mixture of competitive bids and sales at catalog price to a variety of customers.

The customer base of Flamemaster sealants includes agencies of the government of the United States, prime manufacturers and their sub-contractors, as well as the operators of air and ground transportation equipment, both in the United States and Canada. Flamemaster construction related products are sold to electric utilities and the pulp and paper industry as well as the metal manufacturing and process industry. For the most part, the products are utilized as systems providing passive fire protection.

                             THE FLAMEMASTER CORPORATION

                                      PART I
                                    (Continued)

RAW MATERIALS :

Registrant has no material agreements with its suppliers. Registrant obtains its raw materials from a variety of large, well-established suppliers and manufacturers of the chemical products required in its operations. Such products are generally readily available, except as described in the following paragraphs.

Registrant's principal sealants utilize a liquid polymer produced by only one manufacturer (Morton International). The inability of this manufacturer to supply such raw material would seriously and adversely affect Registrant and all of its competitors who produce poly-sulfide based sealants and rely on this same single source of supply. The Morton polymer has been supplied for over forty years without interruption and the Company expects no interruptions in the future.

PRINCIPAL PRODUCTS:

The principal product classes produced by the Registrant consist of sealants and coatings. Sales of sealants were $2,416,293, $2,344,284 and $2,218,402 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Sales of coatings were $477,423, $564,645 and $746,371 for the fiscal years ended September 30, 1996, 1995, and 1994, respectively.

PATENTS AND TRADEMARKS:

The registrant currently holds approximately 16 foreign patents, mostly in
the Far East, which are renewed annually.   In the opinion of management, the
patents are not critical to the Company's business due to the fact that products similar to the Company's are on the market. Additionally, the Company has protected trademarks in the Far East nations in which it holds patents. Registrant believes that its continued success will depend more upon the experience and creative skill of its employees than upon its ownership of patents.

SEASONABILITY:

Registrant's business is not seasonal but does fluctuate in response to such factors beyond its control as strikes and other economic conditions adversely affecting its customers.

WORKING CAPITAL ITEMS:

Registrant does not normally carry excessive inventories to meet the requirements of its customers, since Registrant is generally able to fill customers' orders within 75 days.

The Company has approximately $3,449,987 of working capital, including approximately $2,639,776 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 1997 fiscal year.

                            THE FLAMEMASTER CORPORATION

                                     PART I
                                   (Continued)

PRINCIPAL CUSTOMERS:

During the fiscal year ended September 30, 1996, an agency (General Services Administration) of the United States Government, accounted for $582,974 (20.03%) of sales as compared to $598,301 (20.4%) in 1995. One other customer accounted for more than 10% of sales during l996. Sales to this company were $394,157 or 13.54% of sales. No other single customer accounted for 10% or more of sales.

BACKLOGS:

Backlog of orders at September 30, 1996 was $525,436 as compared to $647,481 in 1995.

RENEGOTIATION:

Registrant's business is not subject to possible renegotiation of profits. Sales are made on a fixed-price basis, including sales to the U.S. Government. Substantially all contract sales are made to the U.S. Government and none are based on the cost-plus method of pricing.

COMPETITION:

Registrant is a producer of flame retardant coatings for the protection of grouped electrical cables sold to the electric utilities, pulp and paper, and nuclear industries, plus a fire-stop system utilized to mitigate the potential damage by fire to commercial and industrial structures. These products are either patented or listed approved. The product group is niche targeted and some level of competition does exist, however, the products have been on the market for some years and are well known. Some of the Company's competitors are larger than Registrant and have far greater financial and manpower resources.

Additionally, the Registrant produces sealants utilized in the manufacture of aircraft and land transportation vehicles. These products are highly competitive but Flamemaster continues to maintain the number two position in the market share of these products.

Registrant also produces high temperature specialty coatings used by the aerospace industry that are formulated to meet the requirements of specific aerospace applications. Since these products are specialized and low volume, there is a limited amount of competition in this niche of our product group.

RESEARCH AND DEVELOPMENT:

Net laboratory costs at September 30, 1996 were $224,457. In fiscal years ended September 30, 1995 and September 30, 1994, laboratory costs were $223,307 and $283,932, respectively. Flamemaster received no revenues to offset laboratory costs in 1996, 1995 or 1994.

                             THE FLAMEMASTER CORPORATION
                                     PART I
                                   (Continued)

RESEARCH AND DEVELOPMENT (CONTINUED):

Research and development costs are included in laboratory costs in the financial statements as the amounts are not material. The research and development is in connection with new products and improvements to existing products. All of Registrant's research and development activities are Company-sponsored.

COMPLIANCE WITH ANTI-POLLUTION LAWS:

Periodic inspections by Federal, State and local agencies concerned with the protection of the environment indicate that Registrant is in full compliance with anti-pollution laws and standards. Registrant has no plans to change its manufacturing processes in a manner likely to result in material expenditures for additional environmental control facilities.

However, the Company has been named in a lawsuit brought by another company seeking reimbursement for clean-up costs of contaminated property which Flamemaster leased from 1961 to 1973. This case is further detailed under
Item 3 below.

EMPLOYEES:

As of September 30, 1996 Registrant employed 27 persons as compared to 26 in the prior year.

EXPORT SALES:

Export sales totalled $342,257, $378,031 and $277,569 in 1996, 1995, and
1994, respectively.

ITEM 2. PROPERTIES

Registrant occupies approximately 28,000 square feet of office and manufacturing space located at 11120 Sherman Way, Sun Valley, California 91352 under terms of a lease expiring in September 2001.

Registrant believes its facilities are adequate for present and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

In February 1994 a suit was filed against the Company for an environmental claim related to property it leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and is seeking reimbursement by the Company for the costs related to the clean-up. The Company has accrued a liability of $100,000 to cover what it feels is a probable judgement against the Company. $50,000 was expensed in fiscal 1994 and an additional $50,000 was expensed in 1995. Flamemaster is vigorously defending its position in this matter. Certain insurance carriers of the Company have agreed to defray the costs of the defense.

                            THE FLAMEMASTER CORPORATION
                                     PART I
                                   (Continued)

ITEM 3. LEGAL PROCEEDINGS (CONTINUED):

During 1995 the Company paid an arbitration award of $30,000 to an individual related to a stock purchase agreement between he and the Company. That $30,000 was expensed during 1995.

There were four wrongful death claims filed against the Company during 1996. All four cases involved merchant seamen dying from Leukemia. All four cases alleged that products supplied by the Company, as well as numerous other defendants, contributed to the deaths.

The Company was dismissed by the Plaintiff in one of the cases. Another of the cases has been dismissed by courts in Texas and Michigan, but the Plaintiff has appealed the Michigan ruling. Management believes all these lawsuits are without merit and intends to vigorously defend against them. The Company carries no product liability insurance which would cover these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                           THE FLAMEMASTER CORPORATION

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Registrant's common stock is traded over-the-counter on the National Market System with the NASDAQ symbol "FAME". The over-the-counter market quotations reflect inter dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                  Low Bid    High Bid
                                                  -------    --------

       October-December 1994                      $3.81      $4.27
       January-March 1995                         $3.63      $4.42
       April-June 1995                            $3.42      $4.21
       July-September 1995                        $3.48      $3.77

       October-December 1995                      $2.729     $3.417
       January-March 1996                         $3.458     $4.083
       April-June l996                            $3.875     $5.333
       July-September l996                        $3.896     $4.979


The stock quote as of December 20, 1996 was $ 4.25 bid and $ 5.00 asked.

As of December 20, 1996, there were approximately 1000 beneficial holders of Registrant's common stock.

In March 1990, Registrant increased its regular quarterly cash dividend to $.025 per share from $.02 per share. In July 1991 the quarterly cash dividend was again increased, this time to $.0275 per share. In January 1992, the regular quarterly cash dividend was increased to $.03 per share, and on November 1, 1996, the quarterly cash dividend was further increased to $.035 per share.

                            THE FLAMEMASTER CORPORATION
                                     PART II
                                   (Continued)

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended September 30, 1996 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                            Years Ended September 30
                       ----------------------------------------------------------------
                          1996          1995        1994         1993           1992
                       ----------   ----------  ----------   ----------      ----------
Net sales              $3,248,641   $3,193,513  $3,249,110   $3,127,087(2)   $5,262,461

Income from
 continuing
 operations               393,710      243,262     212,352      473,643         861,153

Income from
 continuing
 operations per
 common share,
 primary                      .28          .15         .10          .25             .47

Income from
 continuing
 operations per
 common  share,
 fully diluted                .27           (1)         (1)         .25             .44

Cash dividends
 declared per
 common share                 .12          .12         .12          .12           .1175

Total assets            4,900,498    4,820,174   4,794,312    5,549,436       5,406,598

Working
 capital                3,449,987    3,383,059   2,743,844    3,758,359       3,595,098

Shareholders'
 equity                 4,598,726    4,491,980   4,436,248    5,379,073       5,242,875


(1) Fully diluted earnings per share for 1994 and 1995 are not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

(2) A contract with the United States Government, which accounted for 30% of l992 sales, expired and was not renewed for subsequent periods.

                            THE FLAMEMASTER CORPORATION
                                     PART II
                                   (Continued)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1996:

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition is strong. Current assets were $3,751,759 compared to current liabilities of $301,772 at September 30, l996 for a current ratio of 12.4 to 1. Working capital increased by $66,928 to $3,449,987 compared to $3,383,059 at September 30, l995.

Cash and cash equivalents, and marketable securities increased by $112,887 to $2,639,776.

The company manufactures and sells aircraft sealants and protective coatings for both military and commercial applications. The products are produced for both new construction as well as maintenance and repair facilities.

Accounts receivable decreased to $303,016 at September 30, 1996 from $495,773 in the previous year. The decrease is a result of strong collection effort and a broader and newer customer base with shorter credit terms.

The Company has no long-term debt.

The Company believes that liquidity and working capital are adequate to fund the Company's operations and capital requirements for the l997 fiscal year.

OUTLOOK FOR OPERATIONS:

The Company is a very small manufacturer of high performance sealants and protective coatings for defense and aerospace markets. The commercial aerospace industry has shown an increase in activity. Flamemaster concentrates on manufacture and sale of products for maintenance and repairs, a more stable sector of the industry.

The Company is in a unique position of being a small domestic supplier of products sold under QPL MIL SPECS (Qualified Products List Military Specifications). This enables the Company to be flexible in meeting customers needs, and to provide a greater degree of service and efficiency.

Flamemaster's two main competitors are both multi billion dollar, multi national corporations, one of which is foreign owned.

Backlog of orders at September 30, 1996 were $525,436. This compares to $647,481 in 1995. Reduction is due to faster order turnaround.

The common stock dividend was increased on November 1, 1996 from $.03 to $.035 per quarter. Dividends are expected to remain constant in the near future.

                           THE FLAMEMASTER CORPORATION

                                     PART II
                                   (Continued)

FISCAL 1996 VS. 1995:

Sales for the fiscal year ended September 30, 1996 were $3,248,641, an increase of $55,128 or 1.75% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased to 16.4% of sales or $477,423 from 19.28% of sales or $564,645. Sales of aircraft sealants continued to increase as a result of introduction of more product categories and line extensions, as well as an expanded customer base. Sales of Chem Seal (sealant) products increased to $2,416,293 from $2,344,284 in the prior year. Two customers each accounted for more than 10% of sales. The company's largest customer was the United States government which purchased sealants accounting for approximately 20% of sales compared to the year earlier level of 20.4% of sales. The other company purchased sealants that accounted for 13.5% of sales in the current year compared to 11.8% in the prior year. No other company accounted for 10% or more of sales.

Royalty income remained steady at $17,163 compared to $17,650 in the previous year.

Cost of products sold in fiscal l996 was $1,826,537 compared to $1,848,165. The decrease in cost of products reflects a more profitable product mix and the introduction of newer products with high gross margins.

Selling, general and administrative expenses decreased to $837,052 from $861,384, while gross laboratory costs remained steady at about $224,457 from $223,307. The reduction of general and administrative expenses was due to reduced legal expenses.

The license agreement with Courtaulds grants Flamemaster the right to use technical data obtained from Courtaulds in the productions of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal l996, this royalty amounted to $25,000.

FISCAL 1995 VS. 1994:

Sales for the fiscal year ended September 30, 1995 were $3,193,513, a decrease of $55,597 from the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased from $746,372 to $564,645 while Chem-Seal sealants increased from $2,218,402 to $2,344,284. Sales in the sealants line of products continue to increase as a result of an increase in sales to the United States Government under several contracts the Company was awarded in fiscal 1994. Sales of coatings, in general, dropped due to a decrease in demand for aerospace coatings as that industry's recovery remains slow.

Two customers each accounted for more than 10% of sales. The Company's largest customer was the United States government which purchased sealants accounting for 20.4% of sales. The other company, who purchased sealants, accounted for 11.8% of sales.

Royalty income decreased in fiscal 1995 to $17,650 compared to $31,749 in the previous year. The decrease in royalty income was due to a decrease in Asian sales.

                           THE FLAMEMASTER CORPORATION

                                     PART II
                                   (Continued)

FISCAL 1995 VS. 1994 (CONTINUED):

Cost of products sold in fiscal 1995 amounted to $1,848,165 or 58% of sales compared to 58% of sales in fiscal 1994. Costs of products as a percentage of sales remains consistent due to the continuation of government contracts the Company was awarded in fiscal 1994. Sales to the government generally yield lower margins than do other sales.

Selling, general and administrative expenses increased to $861,384 from $845,438, while gross laboratory costs decreased to $223,307 from $283,932. Laboratory costs as shown in the financial statements are net of payments received pursuant to a research and development agreement with PRC of $127,503 in 1993. The agreement with PRC expired in May 1993. Gross laboratory costs have been reduced as a result of the expiration of the agreement and no significant future increase in laboratory costs is anticipated.

The current license agreement with Courtaulds grants Flamemaster the right to use technical data obtained from Courtaulds in the production of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal 1995, this royalty amounted to $30,640.

                           THE FLAMEMASTER CORPORATION

                                     PART II
                                   (Continued)

IMPACT OF INFLATION AND CHANGING PRICES:

Raw material costs and wages remained steady in 1996, as average selling prices also remained constant. No significant changes are anticipated for 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in the text on pages 18 through 33.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                           THE FLAMEMASTER CORPORATION

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement for the next annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement for the next annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement for the next annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Corporation owns approximately 25% of the Company's outstanding common shares. Four of the five members of the board are of the Altius Corporation Board of Directors. The Company's President and Chairman is Chairman of the Altius Corporation as well. The Company leased storage space from Altius Corporation on a month-to-month basis. The rent paid to Altius Corporation under the lease was $2,800 and $25,950 for the years ended September 30, 1995 and 1994, respectively. In November l995, the Company determined that additional storage space was not needed and terminated the lease agreement. Management feels that the lease payments accurately reflect the market for industrial property in the area.

                           THE FLAMEMASTER CORPORATION

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) 1.  FINANCIAL STATEMENTS

                    The following financial statements are included in Part II,
                    Item 8:

                      Report of Independent Auditors - Beckman & Associates on 1996, 1995 and 1994 consolidated financial statements.

                      Consolidated Balance Sheets, September 30, 1996 and 1995.

                      Consolidated Statements of Income for the years ended September 30, 1996, 1995, and 1994.

                      Consolidated Statements of Shareholders' Equity for the years ended September 30, 1996, 1995, and 1994.

                      Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995, and 1994.

                      Notes to Consolidated Financial Statements.

                2.  FINANCIAL STATEMENT SCHEDULES

                      Schedule II - Valuation and Qualifying Accounts.


                3.  EXHIBITS

                      Exhibit I - Statement regarding computation
                                  of per share earnings.

                All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto. Separate financial statements of the Registrant have been omitted because the Registrant meets the requirements which permit omission.

                          INDEPENDENT AUDITOR'S REPORT



November 14, 1996


Board of Directors and Shareholders
The Flamemaster Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of The Flamemaster Corporation and Subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended September 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of The Flamemaster Corporation and Subsidiary at September 30, 1996, and 1995, and the results of their operations and their cash flows for the years ended September 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



Beckman & Associates
Woodland Hills, California

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                           September 30
ASSETS                                              1996                1995
                                                   ------              ------
CURRENT ASSETS
   Cash and cash equivalents                    $1,355,770           $1,301,225
   Marketable securities (Note C)                1,284,006            1,225,664
   Accounts receivable, less allowance
     of $5,000(1996) and $5,000
     (1995)                                        303,016              495,773
   Inventories (Note D)                            699,283              593,991
   Prepaid expenses and other assets                32,726               37,015
   Deferred income taxes (Note K)                   76,958               57,585

                                                ----------           ----------
   TOTAL CURRENT ASSETS                          3,751,759            3,711,253


INVESTMENT IN AFFILIATED COMPANIES
  (Note E)                                         966,886              902,332

EQUIPMENT AND IMPROVEMENTS, at cost
   Machinery and equipment                         593,770              615,163
   Furniture and fixtures                          128,055              134,224
   Laboratory equipment                             50,460               54,224
   Leasehold improvements                          114,222              117,794
                                                ----------           ----------
                                                   886,507              921,405

 Less accumulated depreciation and
   amortization                                   (842,261)            (869,103)

                                                ----------           ----------
                                                    44,246               52,302

PRC LICENSE AGREEMENTS, net of
  accumulated amortization of
  $34,750 (1996) and $18,070
  (1995) (Note F)                                  137,607              154,287
                                                ----------           ----------

                    Total Assets                $4,900,498           $4,820,174
                                                ----------           ----------
                                                ----------           ----------


See notes to consolidated financial statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                                              September 30
LIABILITIES AND SHAREHOLDER'S EQUITY                    1996              1995
                                                      -------           --------

CURRENT LIABILITIES

   Accounts payable                                 $   81,688        $   79,877
   Accrued expenses                                     13,663            15,659
   Income taxes payable                                 26,626            37,195
   Deferred tax liability (Note K)                      59,671            46,054
   Environmental reserve (Note I)                      100,000           100,000
   Deferred Credits                                          0            22,576
   Deferred Income                                      20,124            26,833
                                                    ----------        ----------
   TOTAL CURRENT LIABILITIES                           301,772           328,194

COMMITMENTS AND CONTINGENCIES (Note F, G and I)

SHAREHOLDERS' EQUITY (Notes A, F and H)

  Preferred stock, nonvoting, par value $.01 per
    share-- $.56 cumulative dividend, convertible,
    callable at $5.95--authorized 500,000 shares,
    issued and outstanding 79,250 shares in 1996
    and  79,650 in 1995                                    793               797
  Common stock, par value $.01 per share--
    authorized 6,000,000 shares; issued and
    outstanding 1,246,463 shares in 1996 and
    1,261,737 shares in 1995                            12,464            12,617
  Additional paid-in capital                         2,293,487         2,318,504
  Retained earnings                                  2,300,089         2,129,402
  Allowance for marketable securities                   (8,107)           30,660
                                                    ----------        ----------

    TOTAL STOCKHOLDER'S EQUITY                       4,598,726         4,491,980

                                                    ----------        ----------

    TOTAL LIABILITY AND EQUITY                      $4,900,498        $4,820,174
                                                    ----------        ----------
                                                    ----------        ----------

See notes to consolidated financial statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Years ended September 30
                                           1996          1995            1994
                                       -----------   -----------    -----------

NET SALES (Note M)                     $ 3,248,641   $ 3,193,513    $ 3,249,110
ROYALTIES                                   17,163        17,650         31,749
CONSULTING FEES (Note E)                         0        17,925            -0-
INTEREST AND OTHER INCOME                  181,949       168,347         36,776
                                       -----------   -----------    -----------
                                         3,447,753     3,397,435      3,317,635
                                       -----------   -----------    -----------

COSTS AND EXPENSES
  Cost of goods sold                     1,826,537     1,848,165      1,890,463
  Selling and administrative               837,052       861,384        845,438
  Laboratory costs                         224,457       223,307        283,932
  Royalties and other                       31,327        48,629         12,247
  Environmental Provisions (Note I)              0        50,000         50,000
                                       -----------   -----------    -----------
                                         2,919,373     3,031,485      3,082,080
                                       -----------   -----------    -----------

INCOME FROM OPERATIONS                     528,380       365,950        235,555

EQUITY IN NET INCOME OF
  UNCONSOLIDATED AFFILIATES (Note E)        64,554       (18,038)        59,680
GAIN ON DISPOSAL OF UNCONSOLIDATED
AFFILIATE                                        0         2,122            -0-
                                       -----------   -----------    -----------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                     592,934       350,034        295,235

PROVISION FOR INCOME TAXES (Note K)        199,224       106,772         82,883
                                       -----------   -----------    -----------
NET INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE        393,710       243,262        212,352

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NOTE K)                -0-           -0-        (82,479)
                                       -----------   -----------    -----------
NET INCOME                                 393,710       243,262        129,873

PREFERRED DIVIDENDS                        (44,604)      (44,604)       (44,604)
                                       -----------   -----------    -----------

NET INCOME ATTRIBUTABLE TO COMMON
  STOCK                                $   349,106   $   198,658    $    85,269
                                       -----------   -----------    -----------
                                       -----------   -----------    -----------
INCOME PER SHARE, PRIMARY (Note J):
  BEFORE CUMULATIVE EFFECTS OF CHANGE
  IN ACCOUNTING PRINCIPLES                  $  .28         $ .15         $  .10
CUMULATIVE EFFECT ON PRIOR YEARS INCOME
  OF CHANGE IN ACCOUNTING PRINCIPLES           -0-           -0-           (.05)
                                              ----          ----           ----
                                            $  .28         $ .15         $  .05
                                            ------         -----         ------
                                            ------         -----         ------
NET INCOME PER SHARE, FULLY DILUTED:
  BEFORE CUMULATIVE EFFECTS OF CHANGE
  IN ACCOUNTING PRINCIPLES                     .27            --             --
CUMULATIVE EFFECT ON PRIOR YEARS INCOME
  OF CHANGE IN ACCOUNTING PRINCIPLES           -0-            --             --
                                            ------         -----         ------
                                               .27            --             --
                                            ------         -----         ------
                                            ------         -----         ------
WEIGHTED AVERAGE SHARES OUTSTANDING      1,251,198     1,263,556      1,669,519

See notes to consolidated financial statements

                                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                UNREALIZED GAIN/
                                   PREFERRED STOCK      COMMON STOCK    ADDITIONAL              (LOSS) ON
                                   ---------------      ------------    PAID-IN       RETAINED   MARKETABLE
                                   SHARES   AMOUNT    SHARES    AMOUNT  CAPITAL       EARNINGS   SECURITIES        TOTAL
                                   ------   ------    ------   -------  -----------   -------- ---------------     -----
BALANCE OCTOBER 1, 1993            79,650    797    1,708,644   17,086   3,125,113    2,236,077        0          5,379,073

REDEMPTION OF COMMON STOCK                           (442,189)  (4,422)   (813,628)     (20,477)                   (838,527)

COMMON SHARES ISSUED                                    4,000       40      15,085                                   15,125

CASH DIVIDENDS ON PREFERRED STOCK
  AT $.56 PER SHARE                                                                     (44,604)                    (44,604)

CASH DIVIDENDS ON COMMON STOCK
  AT $.12 PER SHARE                                                                    (204,692)                   (204,692)

NET INCOME                                                                              129,873                     129,873
                                   ------   ----    ---------  -------  ----------   ----------  -------         ----------
BALANCE, SEPTEMBER 30, 1994        79,650    797    1,270,455   12,704   2,326,570    2,096,177        0          4,436,248

REDEMPTION OF COMMON STOCK                            (12,718)    (127)    (23,402)     (26,223)                    (49,752)

COMMON SHARES ISSUED                                    4,000       40      15,336                                   15,376

CASH DIVIDENDS ON PREFERRED STOCK
 AT $.56 PER SHARE                                                                      (44,604)                    (44,604)

CASH DIVIDENDS ON COMMON STOCK
 AT $.12 PER SHARE                                                                     (151,707)                   (151,707)

RETURN OF CASH DIVIDENDS ON COMMON
STOCK REACQUIRED (NOTE E)                                                                65,624                      65,624

PROPERTY DIVIDENDS ON COMMON STOCK
(NOTE D)                                                                                (53,127)                    (53,127)

UNREALIZED GAIN ON SECURITIES                                                                     30,660             30,660

NET INCOME                                                                              243,262                     243,262
                                   ------   ----    ---------  -------  ----------   ----------  -------         ----------

BALANCE, SEPTEMBER 30, 1995        79,650   $797    1,261,737  $12,617  $2,318,504   $2,129,402  $30,660         $4,491,980
                                   ------   ----    ---------  -------  ----------   ----------  -------         ----------
                                   ------   ----    ---------  -------  ----------   ----------  -------         ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    UNREALIZED GAIN/
                                    PREFERRED STOCK       COMMON STOCK      ADDITIONAL              (LOSS) ON
                                    ---------------       ------------      PAID-IN       RETAINED   MARKETABLE
                                    SHARES   AMOUNT    SHARES      AMOUNT   CAPITAL       EARNINGS   SECURITIES         TOTAL
                                    ------   ------    ------      -------  ----------    --------  ---------------     -----
BALANCE OCTOBER 1, 1995             79,650     $797    1,261,737   $12,617  $2,318,504  $2,129,402  $ 30,660         $4,491,980

REDEMPTION OF COMMON STOCK                               (18,274)     (183)    (33,425)    (25,674)                     (59,282)

REDEMPTION OF PREFERRED STOCK         (400)      (4)                                        (2,696)                      (2,700)

COMMON SHARES ISSUED                                       3,000        30       8,408                                    8,438

CASH DIVIDENDS ON PREFERRED STOCK
  AT $.56 PER SHARE                                                                        (44,489)                     (44,489)

CASH DIVIDENDS ON COMMON STOCK
  AT $.12 PER SHARE                                                                       (150,164)                    (150,164)







UNREALIZED LOSS ON SECURITIES                                                                        (38,767)           (38,767)

NET INCOME                                                                                 393,710                      393,710
                                    ------     ----    ---------   -------  ----------  ----------  --------         ----------
BALANCE, SEPTEMBER 30, 1996         79,250     $793    1,246,463   $12,464  $2,293,487  $2,300,089  $ (8,107)        $4,598,726
                                    ------     ----    ---------   -------  ----------  ----------  --------         ----------
                                    ------     ----    ---------   -------  ----------  ----------  --------         ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years ended September 30
                                                                1996        1995        1994
                                                                ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $ 393,710   $ 243,262   $ 129,873
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                               37,936      38,972     112,886
  Common stock issued to employees                             8,438      15,375      15,125
  Unrealized (gain) loss on current securities                   -0-         -0-      35,161
  (Increase) decrease in deferred income tax asset           (19,373)    (27,507)     37,701
  (Increase) decrease
    in accounts receivable                                   192,757     (41,471)     82,131
  (Increase) decrease in inventories                        (105,292)     28,366      41,450
  (Increase) decrease in prepaid
    expenses and other assets                                  4,289     (17,081)        775
  Increase (decrease) in accounts payable                      1,811    (145,001)    145,216
  Increase (decrease) in deferred income tax liability        13,617     (32,040)     78,094
  Increase (decrease) in accrued expenses                     (1,996)     10,567      (3,372)
  Increase (decrease) in income taxes receivable                   0      28,335     (28,335)
  Increase (decrease) in income taxes payable                (10,569)     37,195     (82,237)
  Increase (decrease) in environment reserve                       0      50,000      50,000
  Increase (decrease) in deferred credits and income         (29,285)     49,409         -0-
                                                          ----------   ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    486,043     238,381     614,468
                                                          ----------   ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase of property, plant, and equipment, net           (13,200)     (3,981)    (16,933)
   Increase (decrease) in investment securities, net         (97,109)    (61,626)    207,603
   Increase in investment in affiliated company              (64,554)    (34,676)   (766,730)
   Acquisition of 10-year license agreement                      -0-         -0-    (172,357)

                                                          ----------   ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (174,863)   (100,283)   (748,417)
                                                          ----------   ---------    ---------



See notes to consolidated financial statements.

                 THE FLAMEMASTER CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                        Years ended September 30
                                                   1996        1995        1994
                                                   ----        ----        ----

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of the Company's common stock        $  (59,282)    (49,748) $  (66,971)
Repurchase of the Company's Preferred Stock         (2,700)        -0-         -0-
Dividends paid                                    (194,653)   (249,441)   (249,296)
Dividends returned                                     -0-      64,624         -0-
                                                ----------  ----------  ----------
     NET CASH USED IN
     FINANCING ACTIVITIES                         (256,635)   (233,565)   (316,267)
                                                ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                54,545     (95,367)   (450,216)


Cash and cash equivalents,
beginning of the year                            1,301,225   1,396,592   1,846,808
                                                ----------  ----------  ----------

CASH AND CASH EQUIVALENTS END OF YEAR           $1,355,770  $1,301,225  $1,396,592
                                                ----------  ----------  ----------
                                                ----------  ----------  ----------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                      $      -0-  $      -0-  $      -0-
  Income taxes                                  $  215,550  $  114,000  $  160,140

Supplemental of noncash investing
  and financing activities:
  Repurchase of the Company's common stock:
  Retirement of license agreement                                       $  771,556
  Value of shares reacquired                                              (771,556)
                                                                        ----------
                                                                               -0-
Stock issued in exchange
  for options (Note H):
  Issue of common stock                                                 $   23,125
  Value of options                                                         (23,125)
                                                                        ----------
                                                                               -0-


See notes to consolidated financial statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994




NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Flamemaster Corporation (Flamemaster or the Company), and Falcon Wings International, Inc. (100% owned). All material intercompany transactions are eliminated.

Revenue Recognition: Sales generally are recorded by the company, including those made under ongoing contracts, at the time products are shipped. Revenues from royalties earned under licensing agreements are recognized in the period the royalties are earned.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Debt and Equity Securities: The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain investments in Debt and Equity Securities," effective January 1, 1995. The adoption of SFAS No. 115 resulted in an increase in stockholders' equity of $11,566.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity,net of income taxes, until realized. At September 30, 1996, the Company had no investments that qualified as trading or held to maturity.

The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income and expense. The cost of securities sold is based on the specific indentification method.

Inventories: Inventories are valued at the lower of cost (first-in, first-out) or market.

Investment in Affiliates: The company accounts for its investments in Dynamastic Corporation and PerfectData under the equity method (See Note E).

Laboratory Costs: Laboratory costs include product testing, quality control, and research and development. A minor portion pertaining specifically to research and development is not segregated.

Depreciation and Amortization: Depreciation and amortization of equipment and improvements are computed on the straight-line method over the estimated useful lives of the assets as follows:

   Machinery, equipment, furniture and fixtures.............2-10 years
   Leasehold improvements..............................Terms of leases

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994 (CONTINUED)



Income Per Share: Per share data is based on the weighted average number of shares outstanding.

Income Taxes: Provisions (benefits) for federal and state income taxes are calculated on reported financial statement (income) loss based on current tax law. Such provisions (benefits) differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes.

NOTE B -- CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables.

As of March 31, 1996, the Company had approximately $200,000 of cash and cash equivalents in one bank which exposes the Company to concentration of credit risk.

NOTE C -- MARKETABLE SECURITIES

Marketable securities classified as current assets at September 30, 1996 include the following:



                                           Fair Value          Cost
                                         -------------    ------------

    U.S. Treasury obligations             $   395,972     $   387,461
    Corporate debt securities                  26,232          22,576
    Mortgage-backed securities                  2,787           3,153
    Marketable equity securities              859,015         903,016
                                         -------------    ------------
                                          $ 1,284,006     $ 1,316,206
                                         -------------    ------------
                                         -------------    ------------

The contractual maturities of debt securities available for sale at September 30, 1996, follows:

                                           Fair Value          Cost
                                         -------------    ------------

    Due within one year                  $        -0-     $       -0-
    Due after one year thru five years        110,563         104,522
    Due after five years thru ten years       261,226         262,752
    Due after ten years                        50,415          42,763
    Note due at single maturity date            2,787           3,153
                                         -------------    ------------
                                         $    424,991     $   413,190
                                         -------------    ------------
                                         -------------    ------------

Gross unrealized holding gains and losses at September 30, 1996, were $98,178, $130,378 respectively. Realized gains and losses from the sale of securities for the year ended September 30, 1996 were, $16,810 and $185.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994 (CONTINUED)


NOTE D- INVENTORIES

Inventories consist of the following:
                                                       September 30
                                                   -------------------
                                                  1996            1995
                                                  ----            ----
               Raw materials                 $ 312,765       $ 268,142
               Shipping materials               32,692          32,566
               Finished goods                  353,826         293,283
                                             ---------       ---------
                                             $ 699,283       $ 593,991
                                             ---------       ---------
                                             ---------       ---------

NOTE E -- INVESTMENTS IN AFFILIATED COMPANIES

In September 1989, the Company acquired a 21% interest in and serves on the Board of Directors of Dyna-Seal Corporation (Dyna-Seal). Dyna-Seal engages in the distribution and packaging of coatings, sealants, and adhesives for the aircraft and marine markets. Flamemaster's initial investment in Dyna-Seal of $7,280 was recorded at cost. The company acquired 70,295 shares for providing certain services related to restoring the public reporting status of Dyna-Seal. In exchange for 75,000 additional Dyna-Seal shares acquired, the Company granted Dyna-Seal a five-year, nonexclusive license to package and sell certain Flamemaster products. This license agreement was renewed in December, 1994. For renewing this agreement, Dyna-Seal issued 200,000 additional shares of stock to Flamemaster. Flamemaster has recorded deferred licensing fees of $33,542 in connection with this transaction. This amount is based on management's estimated liquidation value of the Dyna-Seal stock received, discounted 60%. The deferred licensing fees are being amortized over five years.

On January 31, 1995, Dyna-Seal spun-off its operations, including all assets and liabilities, to Dynamastic, a new company, in exchange for 100% ownership of Dynamastic. Dyna-Seal subsequently distributed a portion of this ownership to its shareholders as a property dividend. As its share of the dividend, Flamemaster received 16% of Dynamastic. Additionally, Flamemaster exchanged 287,454 shares of Dyna-Seal in exchange for an additional 23% of Dynamastic. Flamemaster then distributed its remaining 126,500 shares of Dyna-Seal stock as a property dividend to its shareholders.

For services rendered in conjunction with the spin-off, Dynamastic issued 2,500 shares, or 10% of ownership, to Flamemaster. The value of this stock, $17,925, is reported as income from consulting fees.

As of September 30, 1996, Flamemaster owned 12,388 shares, or 49%, of Dynamastic stock and no Dyna-seal stock. All Dynamastic stock has been valued based on management's estimated liquidation value, yielding an initial investment in this affiliate of $88,822. Undistributed earnings from Dynamastic represent $52,382 of the company's consolidated retained earnings, $43,274 of which was earned in 1996.

Audited summarized balance sheet and income statement information of Dynamastic for the period ended September 30, 1996 was as follows:

               Current Assets                 $579,188
               Non-current assets               40,555
               Current liabilities              62,211
               Shareholders' equity            557,532
               Sales                           634,281
               Net Income                       88,315

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994 (CONTINUED)



For the year ended September 30, 1996 the following transactions occurred with Dynamastic:

               Sales                          $338,168
               Purchases                       218,198

At September 30, 1996 amounts receivable and payable to Dynamastic are as follows:

               Accounts receivable             $43,729
               Accounts payable                  7,197

During 1994, the Company acquired a 17% interest in and serves on the Board of Directors of PerfectData Corporation. PerfectData engages in the design, assembly and distribution of computer and office equipment care and maintenance products. Flamemaster's initial investment in PerfectData of $707,051 was recorded at cost. The company currently owns 21% of PerfectData. Undistributed earnings from PerfectData represent $102,003 of the Company's consolidated retained earnings, $21,280 of which were earned in 1996.

Unaudited summarized balance sheet and income statement information of PerfectData as of September 30, 1996 was as follows:

               Current assets              $3,780,000
               Noncurrent assets              870,000
               Current liabilities            845,000
               Shareholders' equity         3,793,000
               Sales (six months)           2,910,000
               Net income (six months)          1,000

For the years ended September 30, 1996 and 1995, the following transactions occurred with PerfectData:

                                                1996             1995
                                              --------        --------
               Sales                          $ 16,757        $ 19,858

NOTE F -- AGREEMENT WITH PRODUCTS RESEARCH CORPORATION

In August 1994, the Company signed a license agreement with Courtaulds Aerospace, Inc. Under the license agreement, Flamemaster was granted the right to use technical data obtained from Courtaulds in the production of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products with an annual minimum royalty of $25,000 in 1996 and each year thereafter through 2003. The license agreement has been valued at $172,357 and is being amortized over 10 years, the term of the agreement.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994 (CONTINUED)



NOTE G -- COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease which expires in September 30, 2001. The lease requires the Company to pay applicable property taxes, maintenance and insurance. Rent expense charged to operations was $154,886 (1996), $160,945
(1995), and $173,520 (1994).

As of September 30, 1996, future minimum payments under this lease are:


                    1997                        171,840
                    1998                        178,589
                    1999                        181,958
                                               --------
           Total minimum lease payments        $532,387
                                               --------
                                               --------

NOTE H -- STOCK OPTIONS AND WARRANTS

In January 1989, the Company's Board of Directors ratified a stock option plan whereby key personnel were granted options to purchase an aggregate of 150,000 shares of common stock. These options, which carried an exercise price of $4.625 were repriced to $3.50 during 1994. These options were exercisable beginning in January of 1989 and expire on April 30, 1996. No options were exercised during the year. Options for 150,000 shares of common stock were outstanding at September 30, 1996.

In January 1996, the Company's Board of Directors voted to extend the stock option plan through April 30, 1999 with the price per share to remain at $3.50.

NOTE I -- LITIGATION

In February 1994 a suit was filed against the Company for an environmental claim related to property it leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and is seeking reimbursement by the Company for the costs related to the clean-up. The company has accrued a liability of $100,000 to cover what it feels is a probable judgement against the Company. $50,000 was expensed in fiscal 1994 and an additional $50,000 was expensed in 1995. Flamemaster is vigorously defending its position in this matter. Certain insurance carriers of the Company have agreed to defray the costs of the defense.

During 1995 the Company paid an arbitration award of $30,000 to an individual related to a stock purchase agreement between he and the Company. That $30,000 was expensed during 1995.

There were four wrongful death claims filed against the Company during 1996. All four cases involved merchant seamen dying from Leukemia. All four cases alleged that chemicals supplied by the Company, as well as numerous other defendants, contributed to the deaths.

The Company was dismissed by the Plaintiff in one of the cases. Another of the cases has been dismissed, but the Plaintiff has appealed that ruling. Management believes all these lawsuits are without merit and intends to vigorously defend against them. The Company carries no product liability insurance which would cover these claims.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994 (CONTINUED)

NOTE J -- INCOME PER COMMON SHARE

Primary income per share of common stock is computed after deducting dividends on preferred stock and is based on the weighted average number of shares outstanding. Each outstanding share of preferred stock is convertible into 2.4 common shares at the option of the preferred shareholder.
Conversion of these shares has been assumed in the computation of fully diluted earnings per share. Outstanding options were considered in the primary and fully dilutive earnings per share calculations using the treasury stock method. Fully diluted earnings per share for 1994 and 1995 are not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

NOTE K -- INCOME TAXES

In October 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Previously, the Company used the APB 11 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS 109 the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements.

The adjustments to the October 1, 1993 balance sheet to adopt SFAS 109 netted to approximately $82,479. This amount is reflected in net income for the year ended September 30, 1994 as the cumulative effect of a change in accounting principle.

The components of the income tax provision charged to operations were:

                                                YEAR ENDED SEPTEMBER 30
                                                -----------------------
                                               1996       1995       1994
                                               ----       ----       ----
   Current:
     Federal                               $ 156,946   $138,546  $  45,877
     State and foreign                        48,034     40,984     22,021
                                           ---------   --------  ---------
                                           $ 204,980   $179,530  $  67,898
   Deferred:
     Net change in deferred tax asset      $ (19,373)  $(50,203) $  (9,605)
     Net change in deferred tax liability     13,617    (22,555)    24,590
                                           ---------   --------  ---------
                                           $ 199,224   $106,772  $  82,883
                                           ---------   --------  ---------
                                           ---------   --------  ---------

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

                                                  YEAR ENDED SEPTEMBER 30
                                                  -----------------------
                                                 1996       1995      1994
                                                 ----       ----      ----
      Federal statutory rate                      34%        34%       34%
      Increases (decreases):
      California franchise tax, net of
      Federal income tax benefit                 5.7%       5.7%      5.7%
      Dividends                                 (6.3)%     (4.2)%    (8.0)%
      Other                                      0.2%      (4.1)%    (3.6)%

                                               ------     ------    ------
                                                33.6%      31.4%     28.1%
                                               ------     ------    ------
                                               ------     ------    ------

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994 (CONTINUED)

The principal components of deferred tax assets were:

                                                  YEAR ENDED SEPTEMBER 30
                                                  -----------------------
                                                    1996           1995
                                                    ----           ----

     Unrealized losses on marketable securities  $15,384      $     778
     Allowance for doubtful accounts               2,165          2,165
     Inventory-uniform capitalization             12,297         11,342
     Accumulated amortization                      3,812            -0-
     Accrued environmental liability              43,300         43,300
                                                 -------      ---------
       Total for the year                        $76,958      $  57,585
                                                 -------      ---------
                                                 -------      ---------

The principal components of deferred tax liability were:

                                                 YEAR ENDED SEPTEMBER 30
                                                 -----------------------
                                                  1996             1995
                                                  ----             ----

     Accumulated depreciation                    $ 8,721        $ 8,360
     Accumulated amortization                        -0-          2,434
     Investment in affiliates                     50,950         35,260
                                                 -------        -------
       Total for the year                        $59,671        $46,054
                                                 -------        -------
                                                 -------        -------

NOTE L -- PROFIT-SHARING PLAN

The Company contributes to a profit-sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are made from net profits as determined by the Board of Directors. Profit-sharing expense, which equals contributions, was $41,000 in 1996, $36,000 in 1995 and $27,000 in 1994.

NOTE M -- SALES INFORMATION AND MAJOR CUSTOMERS

Net sales to the United States government were $582,974 (1996), $598,301
(1995), and $642,361 (1994). These sales were comprised principally of sealants. One other customer accounted for more than 10% of sales during 1996. The sales to this company were $394,157. These sales were comprised principally of coatings and sealants. No other single customer accounted for 10% or more of sales during the year.

Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

                                                   YEAR ENDED SEPTEMBER 30
                                                   -----------------------
                                                 1996       1995       1994
                                                 ----       ----       ----
     Export sales                            $342,257   $378,031   $277,569
     Royalty income                          $ 17,163   $ 17,650   $ 31,749

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996,1995, AND 1994 (CONTINUED)

NOTE N --  RELATED PARTIES

Altius Corporation owns approximately 25% of the Company's outstanding common shares. Four of the five members of the board, including the Company's President and Chairman, who also serves as Altius Corporation's Chairman, are members of the Altius Corporations Board of Directors. During 1995 and 1994 the Company leased storage space from Altius Corporation on a month-to-month basis. The rent paid to Altius Corporation under this lease was $2,800 and $25,950 for the years ended September 30, 1995 and 1994, respectively.

THE FLAMEMASTER CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                         Charged/
                                                       Charged/          (Credited) To
                                        Balance       (Credited) To     Other                          Balance
                                        Beginning     Costs and         Accounts          Deductions   At End Of
                                        Period        Expenses          Describe          Describe     Period
                                        ------        --------          --------          --------     ------
Year ended September 30, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $ 5,000                                                        $5,000
    Allowance for net unrealized
     Losses on marketable equity
     Securities - Current                    $0                                                            $0
    Allowance for net unrealized
     Losses on marketable equity
     Securities - Noncurrent                 $0                                                            $0
                                        -------       -------           --------           ------     -------
                TOTAL                   $ 5,000            $0                 $0               $0      $5,000
                                        -------       -------           --------           ------     -------
                                        -------       -------           --------           ------     -------

Year ended September 30, 1995:
 Deducted from Asset Accounts:
    Allowance for doubtful accounts     $ 8,780        $5,000            $(8,780)(4)                   $5,000
    Allowance for net unrealized
     Losses on marketable equity
     Securities - Current               $35,161                         $(35,161)(5)                       $0
    Allowance for Net unrealized
     Losses on marketable equity
     Securities - Noncurrent                 $0                                                            $0
                                        -------       -------           --------           ------     -------
                TOTAL                   $43,941        $5,000           $(43,941)              $0      $5,000
                                        -------       -------           --------           ------     -------
                                        -------       -------           --------           ------     -------
Year ended September 30, 1994:
 Deducted from Asset Accounts:
    Allowance for Doubtful Accounts     $16,280                         $ (7,500)(4)                  $8,780
    Allowance for Net Unrealized
     Losses on marketable equity
     Securities - Current                    $0        35,161(3)                                     $35,161
    Allowance for Net Unrealized
     Losses on Marketable Equity
     Securities - Noncurrent                 $0                                                            $0
                                        -------       -------           --------           ------     -------
              TOTAL                     $16,280       $35,161           $ (7,500)              $0     $43,941
                                        -------       -------           --------           ------     -------
                                        -------       -------           --------           ------     -------


(1) Increase to aggregate market value of marketable equity securities credited to income.
(2) Increase to aggregate market value of marketable equity securities credited to shareholders equity.
(3) Decrease to aggregate market value of marketable equity securities charged to income.
(4) Credited to accounts receivable to write-off bad debt.
(5) Credited directly to marketable securities due to the adoption of new method of accounting for marketable securities.

                                    EXHIBIT I
                             FLAMEMASTER CORPORATION
                         EARNINGS PER SHARE CALCULATIONS
                               SEPTEMBER 30, 1996

PRIMARY
Income from Operations                                                  393,710
Preferred Dividends                                                     (44,492)
                                                                        -------
                                                                        349,218
Net Weighted Average Shares Outstanding                           (2) 1,266,347

Common Stock - Average Outstanding                    1,251,198
Common Stock Options                                 (1) 15,149
                                                      ---------
                                                      1,266,347(2)
Primary Earnings per share                                           $    .2757
                                                                     ----------
                                                                     ----------
Common Stock Options
     First Quarter        113,000 - 113,000 X 3.500 =                       -0-
                                     DIVIDED BY
                                       3.13
     Second Quarter       113,000 - 113,000 X 3.500 =                     9,466
                                     DIVIDED BY
                                       3.82
     Third Quarter        113,000 - 113,000 X 3.500 =                    27,208
                                     DIVIDED BY
                                       4.61
     Fourth Quarter       113,000 - 113,000 X 3.500 =                    23,923
                                     DIVIDED BY                          ------
                                       4.44
                                                                         60,597
                                                                        -     4
                                                                        -------
                                                                     (1) 15,149
                                                                        -------

FULLY DILUTED
-------------
Income from Operations                                                  393,710
Net Weighted Average Shares Outstanding                            (4)1,456,547

Common Stock -Average Outstanding                     1,251,198
Convertible Preferred Stock                             190,200
Common Stock Options                                (1)  15,149
                                                      ---------
                                                      1,456,547(4)

Fully Diluted Earnings Per Share                                       $  .2703
                                                                       --------
                                                                       --------

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

THE FLAMEMASTER CORPORATION
       (Registrant)


_____________________________________________
Joseph Mazin,
Chairman, President, Chief Executive Officer,
Chief Financial Officer and Director

Date:________________________________



_____________________________________
Barbara E. Waite,
Treasurer and Assistant Secretary

Date:________________________________



___________________________________
Donna Mazin,
Director

Date:________________________________




_____________________________________
Sion Mazin,
Director

Date:________________________________