Form 10-Q
period 1996-12-31
FLAMEMASTER CORP
filed 1997-02-06
CIK 37358

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR QUARTER ENDED:  DECEMBER 31, 1996          COMMISSION FILE NO:  0-2172


                           THE FLAMEMASTER CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)

             NEVADA                                        95-2018730
-------------------------------                  -------------------------------
(State or other jurisdiction of                   (IRS Employer identification
incorporation or organization)                    Number)




                 11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
            ----------------------------------------------------------
                     (Address of Principal Executive Office)


Registrant's telephone number including area code:  (818) 982-1650
                                                    --------------

Registrant's facsimile number including area code:  (818) 765-5603
                                                    --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X                     NO
                       ---------------              ---------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                         December 31, 1996     1,241,174
                         -------------------------------

Item 1 Financial Information
Item 1 Financial Statements
                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        1996          1996
                                                     (UNAUDITED)     (NOTE)
                                                     ------------  ------------

CURRENT ASSETS:
Cash and short-term investments                      $1,239,203    $1,355,770
Marketable securities                                 1,301,327     1,284,006
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                        399,597       303,016
Inventories                                             641,041       699,283
Other current assets                                     32,745        32,726
Deferred income taxes                                    73,293        76,958
                                                     ------------  ------------
TOTAL CURRENT ASSETS:                                 3,687,206     3,751,759
License agreement                                       133,437       137,607
Investment in affiliated companies                      974,228       966,886
Equipment and improvements, net of
 accumulated depreciation                                39,430        44,246
                                                     ------------  ------------
TOTAL ASSETS                                         $4,834,301    $4,900,498
                                                     ------------  ------------
                                                     ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                        $59,826       $81,688
Accrued liabilities                                      15,788        13,663
Income taxes payable                                     10,585        26,626
Deferred tax liability                                   62,129        59,671
Environmental reserve                                   110,000       100,000
Deferred income                                          18,447        20,124
                                                     ------------  ------------
TOTAL CURRENT LIABILITIES:                              276,775       301,772
SHAREHOLDERS' EQUITY
PREFERRED STOCK,par value,$.01 per share,
cumulative,$.56 dividend, convertible,callable,
at $5.95, authorized 500,000 shares, issued and
outstanding 79,250 at 12/31/96 and 9/30/96.                 793           793
COMMON STOCK, par value,$.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,241,174 shares at 12/31/96 and 1,246,463 shares
at 9/30/96.                                              12,411        12,464
Additional paid-in Capital                            2,283,752     2,293,487
Retained earnings                                     2,259,915     2,300,089
Allowance for marketable securities                         655        (8,107)
                                                     ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                           $4,557,526    $4,598,726
                                                     ------------  ------------
TOTAL LIABILITY AND EQUITY                           $4,834,301    $4,900,498
                                                     ------------  ------------
                                                     ------------  ------------


Note: Balance sheet as of September 30, 1996 has been derived from the audited balance sheet at that date. See notes to condensed consolidated financial statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,
                      ------------------------------------


                                                 1996                1995
                                                 ----                ----

Net sales and gross revenues                   $736,978            $743,306
                                              ----------          ----------
                                              ----------          ----------
Costs and expenses:
 Cost of sales                                  448,905             436,692
 Selling                                         73,624              69,803
 General and administrative                     147,779             150,181
 Laboratory costs                                54,735              53,368
 Other, (income), expenses, net                 (33,908)            (38,701)
                                              ----------          ----------
                                                691,135             671,343
                                              ----------          ----------

Income before income taxes                       45,843              71,963

Income taxes                                    (19,182)            (19,574)
                                              ----------          ----------
Net income                                      $26,661             $52,389
                                              ----------          ----------
                                              ----------          ----------

Net income per share, primary                      $.01                $.03
                                                   ----                ----
                                                   ----                ----

Weighted average shares outstanding:
 Primary                                      1,266,516           1,254,286
                                              ----------          ----------
                                              ----------          ----------
 Fully diluted                                1,456,716           1,445,446
                                              ----------          ----------
                                              ----------          ----------


The results of the fully diluted earnings per share computation is anti-dilutive. See notes to condensed consolidated financial statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,


                                                         1996             1995
                                                         ----             ----

Net cash provided (used) by operating activities:     $(31,385)        $174,212
                                                     ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment & improvements                                      -
Net purchases and sales of investment
securities                                              (8,560)          14,172
                                                     ----------       ----------
                                                        (8,560)          14,172
                                                     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company's common stock                     (21,998)         (36,585)
Dividends paid                                         (54,624)         (48,774)
Issuance of common stock                                   -              3,000
                                                     ----------       ----------
Net cash used in financing activities                  (76,622)         (82,359)
                                                     ----------       ----------


NET INCREASE, (DECREASE), IN CASH                     (116,567)         106,025
                                                     ----------       ----------

Cash, beginning of period                           $1,355,770       $1,301,225
                                                    -----------      -----------
Cash, end of period                                 $1,239,203       $1,407,250
                                                    -----------      -----------
                                                    -----------      -----------
Cash paid during period for income taxes               $29,100          $29,750
                                                    -----------      -----------
                                                    -----------      -----------








See notes to Condensed Consolidated Financial Statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1: The accompanying unaudited condensed consolidated financial statements have been prepaid in accordance with general accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.
          Operating results for the three months ended December 31,1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          INVESTMENT IN DEBT AND EQUITY SECURITIES
          The Company adopted Statement of Financial Accounting
          Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.
          Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities.
          Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized.
          At December 31, 1996 the Company had no investments that qualified as trading or held to maturity.
          The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 2:   Inventories are summarized as follows:
                                            December 31,       September 30,
                                                1996                1996
                                                ----                ----
          Raw materials                       $293,039            $312,765
          Shipping materials                    28,723              32,692
          Finished goods                       319,279             353,826
                                              --------            --------
                                              $641,041            $699,283
                                              --------            --------

Note 3:   During the three months ended December 31, 1996, the Company purchased
           5,290 shares of its outstanding common stock at a cost of $21,998.

Note 4: For the three month period ended December 31, 1996, assumed conversion of preferred stock is anti-dilutive. Therefore, fully diluted earnings per share are not presented for the period.

Note 5:   MARKETABLE SECURITIES:
          Marketable securities classified as current assets at December 31, 1996 include the following:
                                                 Fair Value             Cost
                                                 ----------             ----
          U.S. Treasury obligations                $409,692            $394,111
          Corporate debt securities                  23,380              22,576
          Mortgage backed securities                  2,786               3,133
          Marketable equity securities              865,469             904,944
                                                 ----------          ----------
                                                 $1,301,327          $1,324,764
                                                 ----------          ----------
          The contractual maturities of debt
          securities available for sale at
          December 31,1996 are as follows:
                                                 Fair Value             Cost
                                                 ----------             ----
          Due within one year                      $  -                $  -
          Due after one year thru 5 years           113,091             106,603
          Due after 5 years thru 10 years           267,090             266,517
          Due after 10 years                         52,892              43,567
          Note due at single maturity date            2,786               3,153
                                                 ----------          ----------
                                                   $435,859            $419,840
                                                 ----------          ----------

Gross unrealized holding gains and losses at December 31, 1996 were $96,592 and $122,485, respectively. Realized gains from the sale of securities for the three months ended December 31, 1996 were $6,060.

THE FLAMEMASTER CORPORATION AND SUBSIDIARY

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          DECEMBER 31, 1996 COMPARED TO SEPTEMBER 30, 1996 AND
          DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995.

          FINANCIAL CONDITION:

          The Company's financial condition is strong. Current assets were $3,687,206 compared to current liabilities of $276,775 at December 31, 1996 for a current ratio of better than 13.3 to 1. Working capital stood at $3,410,431 on December 31, 1996 compared to $3,449,987 on September 30, 1996. The modest change in working capital is not significant.
          Accounts receivable increased to $399,597 on December 31, 1996 from $303,016 on September 30, 1996. The increase is attributable to an increase in orders in December. Inventories were $641,041 down moderately from $699,263 on September 30, 1996, again due to increase in orders and shipments. Net sales for the three months ended December 31, 1996 remained steady at $736,978 from $743,306 in the prior year.
          The Company is experiencing an upturn in inquiries and orders for future delivery.
          Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the forseeable future.
          Management believes that the Company's creditworthiness is substantial relative to its size.
          The Company paid a $.035 dividend on its common stock in December
          1996 and its Board of Directors declared a $.035 dividend to be paid on March 12, 1997 to shareholders of record, February 25, 1997.

          RESULTS OF OPERATIONS:

          For the three months ended December 31, 1996 net income declined to $26,661 from $52,389 in the year earlier period. The decline in net was due to several factors, including higher start up costs for some of the newer products, higher freight costs and moderately higher selling and marketing costs. Selling prices are expected to rise to offset these higher expenses. Per share income declined to $.01 for the quarter compared to $.03 in the year earlier. Sales for the three months declined slightly to $736,978 from $743,306 the year before. Cost of sales for the quarter increased to $448,905 or 60% of sales from $436,692 or 58.75% of sales. Management anticipates that increased selling prices will offset higher operating costs.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   THE FLAMEMASTER CORPORATION
                                   ---------------------------
                                          (Registrant)


DATE: 2-3-97                       /s/ Joseph Mazin
     -------------------------     ------------------------------
                                          (Signature)
                                   Joseph Mazin, President and Chairman
                                   and Chief Executive Officer


DATE: 2-3-97                       /s/ Barbara E. Waite
     -------------------------     ------------------------------
                                          (Signature)
                                   Barbara E. Waite, Treasurer and
                                   Assistant Secretary



DATE: 2-3-97                       /s/ Donna Mazin
     -------------------------     ------------------------------
                                          (Signature)
                                   Donna Mazin, Director