Form 10-Q
period 1997-03-31
FLAMEMASTER CORP
filed 1997-05-14
CIK 37358

                                   FORM 10- Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED:  MARCH 31,1997                COMMISSION FILE NO:  0-2172
                    -------------                                    -------

                           THE FLAMEMASTER CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)

          NEVADA                                           95-2018730
----------------------                             -------------------------
(State or other jurisdiction of incorporation     (IRS Employer identification
 or organization)                                  Number)


                 11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
  ----------------------------------------------------------------------------
                     (Address of Principal Executive Office)


Registrant's telephone number including area code:    (818) 982-1650
                                                    -----------------

Registrant's facsimile number including area code:     (818) 765-5603
                                                      ---------------


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X                    NO
                     -----------------           ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                          March 31, 1997     1,236,656
                          ----------------------------

Item 1 Financial Information
Item 1 Financial Statements

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31,         September 30,
                                                                     1997             1996
                                                                 (Unaudited)          (Note)
                                                                 -----------        -----------
CURRENT ASSETS:
Cash and short-term investments                                  $1,286,798          $1,355,770
Marketable securities                                             1,283,915           1,284,006
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                                    429,302             303,016
Inventories                                                         591,679             699,283
Other investments                                                    41,646             -0-
Other current assets                                                 25,158              32,726
Deferred income taxes                                                79,149              76,958
                                                                 ----------          ----------
TOTAL CURRENT ASSETS:                                             3,737,647           3,751,759
License agreement                                                   129,267             137,607
Investment in affiliated companies                                  986,083             966,886
Equipment and improvements, net of
 accumulated depreciation                                            43,051              44,246
                                                                 ----------          ----------

TOTAL ASSETS                                                     $4,896,048          $4,900,498
                                                                 ----------          ----------
                                                                 ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                                    $79,310             $81,688
Accrued liabilities                                                  12,332              13,663
Income taxes payable                                                 41,794              26,626
Deferred tax liability                                               67,645              59,671
Environmental reserve                                               110,000             100,000
Deferred income                                                      16,770              20,124
                                                                 ----------          ----------
TOTAL CURRENT LIABILITIES:                                          327,851             301,772
SHAREHOLDERS' EQUITY
PREFERRED STOCK, par value, $.01 per share,
cumulative, $.56 dividend, convertible, callable,
at $5.95, authorized 500,000 shares, issued and
outstanding 79,250 at 3/31/97 and 9/30/96.                              793                 793
COMMON STOCK, par value, $.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,236,656 shares at 3/31/97 and 1,246,463 shares
at 9/30/96.                                                          12,366              12,464
Additional paid-in Capital                                        2,275,440           2,293,487
Retained earnings                                                 2,301,023           2,300,089
Allowance for marketable securities                                 (21,425)             (8,107)
                                                                 ----------          ----------

TOTAL STOCKHOLDERS' EQUITY                                       $4,568,197          $4,598,726
                                                                 ----------          ----------
TOTAL LIABILITY AND EQUITY                                       $4,896,048          $4,900,498
                                                                 ----------          ----------
                                                                 ----------          ----------



Note: Balance sheet as of September 30, 1996 has been derived from the audited balance sheet at that date. See notes to condensed consolidated financial statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,

                        --------------------------------


                                                        1997              1996
                                                        ----              ----

Net sales and gross revenues                        $875,143          $746,286
                                                  ----------        ----------
                                                  ----------        ----------

Costs and expenses:
   Cost of sales                                     465,382           422,764
   Selling                                            70,001            74,694
   General and administrative                        161,171           124,679
   Laboratory costs                                   56,095            57,148
   Other, (income), expenses, net                    (57,909)          (85,218)
                                                  ----------        ----------
                                                     694,740           594,067
                                                  ----------        ----------


Income before income taxes                           180,403           152,219

Income taxes                                         (70,868)          (36,549)
                                                  ----------        ----------
Net income                                          $109,535          $115,670
                                                  ----------        ----------
                                                  ----------        ----------

Net income per share, primary                           $.09              $.09
                                                       -----              ----
                                                       -----              -----

Weighted average shares outstanding:
   Primary                                         1,284,241         1,250,729
                                                  ----------        ----------
                                                  ----------        ----------

   Fully diluted                                   1,474,441         1,262,093
                                                  ----------        ----------
                                                  ----------        ----------

The results of the fully diluted earnings per share computation is anti-dilutive.
See notes to condensed consolidated financial statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,


                                                        1997              1996
                                                        ----              ----
Net sales and gross revenues                      $1,612,121        $1,489,593
                                                  ----------        ----------
                                                  ----------        ----------

Costs and expenses:
  Cost of sales                                      914,287           859,456
  Selling                                            143,625           144,497
  General and administrative                         308,950           274,860
  Laboratory costs                                   110,830           110,516
  Other, (income), expenses, net                     (91,817)         (124,107)
                                                  ----------        ----------
                                                   1,385,875         1,265,222
                                                  ----------        ----------

Income before income taxes                           226,246           224,371

Income taxes                                         (90,050)          (56,123)
                                                  ----------        ----------

Net income                                          $136,196          $168,248
                                                  ----------        ----------
                                                  ----------        ----------

Net income per share, primary                           $.10              $.12
                                                       -----              ----
                                                       -----              ----

Weighted average shares outstanding:
   Primary                                         1,275,403         1,263,886
                                                  ----------        ----------
                                                  ----------        ----------

   Fully diluted                                   1,465,603         1,454,086
                                                  ----------        ----------
                                                  ----------        ----------

The results of the fully diluted earnings per share computation is anti-dilutive.

See notes to condensed consolidated financial statements.

THE FLAMEMASTER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1997


                                                        1997              1996
                                                        ----              ----

Net cash provided (used) by operating activities:    $57,403          $222,004
                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment & improvements                 (8,814)        -
Net purchases and sales of investment
securities                                            35,773           (35,301)
                                                  ----------        ----------
                                                      26,959           (35,301)
                                                  ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company's common stock                   (44,293)          (39,461)
Dividends paid                                      (109,041)          (97,439)
Issuance of common stock                             -                   6,000
                                                  ----------        ----------

Net cash used in financing activities               (153,334)         (130,900)
                                                  ----------        ----------

NET INCREASE, (DECREASE), IN CASH                   $(68,972)          $55,803
                                                  ----------        ----------

Cash, beginning of period                         $1,355,770        $1,301,225
                                                  ----------        ----------

Cash, end of period                               $1,286,798        $1,357,028
                                                  ----------        ----------
                                                  ----------        ----------

Cash paid during period for income taxes             $40,000           $41,750
                                                  ----------        ----------
                                                  ----------        ----------

See notes to Condensed Consolidated Financial Statements.

                    THE FLAMEMASTER CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1: The accompanying unaudited condensed consolidated financial statements have been prepaid in accordance with general accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes threto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          INVESTMENT IN DEBT AND EQUITY SECURITIES
          The Company adopted Statement of Financial Accounting
          Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.
          Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities.
          Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized.
          At March 31, 1997 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income.
          Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific indentification method.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2:   Inventories are summarized as follows:
                                                    March 31      September 30
                                                      1997             1996
                                                    --------         ---------
          Raw materials                             $283,183          $312,765
          Shipping materials                          31,489            32,692
          Finished goods                             277,007           353,826
                                                    --------         ---------
                                                    $591,679          $699,283
                                                    --------         ---------

Note 3:   During the three months ended March 31, 1997, the Company purchased
           4,518 shares of its outstanding common stock at a cost of $22,295.

Note 4: For the six month period ended March 31,1997 assumed conversion of preferred stock is anti-dilutive. Therefore, fully diluted earnings per share are not presented for the period.

Note 5:   MARKETABLE SECURITIES:
          Marketable securities classified as current assets at March 31,1997 include the following:
                                                    Fair Value        Cost
                                                    ----------       ---------
          U.S.Treasury obligations                  $403,775          $400,851
          Corporate debt securities                   26,292            22,576
          Mortgage backed securities                   2,757             3,112
          Marketable equity securities               851,091           902,894
                                                  ----------        ----------
                                                  $1,283,915        $1,329,433

          The contractual maturities of debt
          securities available for sale at
          March 31, 1997 are as follows:
                                                  Fair Value             Cost
                                                  ----------         ---------
          Due within one year                      $     -0-         $     -0-
          Due after one year thru 5 years            113,371           108,684
          Due after 5 years thru 10 years            265,458           270,282
          Due after 10 years                          51,238            44,461
          Note due at single maturity date             2,759             3,112
                                                    --------         ---------
                                                    $432,826          $426,539

Gross unrealized holding gains and losses at March 31, were $90,956 and $136,474, respectively. Realized gains from the sale of securities for the six months ended March 31, were $5,767.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          MARCH 31, 1997 COMPARED TO SEPTEMBER 30, 1996 AND
          MARCH 31, 1997 COMPARED TO MARCH 31, 1996.

          FINANCIAL CONDITION:
          The Company's financial position is strong, current assets were $3,737,647 compared to current liabilities of $327,851 at March 31, 1997 for a current ratio of 11.4 to 1. Working capital stood at $3,409,796 on March 31, 1997 compared to $3,449,987 on September 30,
          1996.  The modest decrease is attribututable to stock buyback and
          dividends.   Accounts receivable increased to $429,302 at March 31,
          1997 from $303,016 at September 30, 1996 due to the growth in sales
          volume.   Inventories declined moderately to $591,679 from  $699,283 at year end due to expediting of orders. Net sales for the three months were up $128,857 or 17.3% over prior year's quarter, while sales for the six months were up $122,528 or 8.2% over the six month period ended March 31, 1996. The Company benefited from new products introductions.

          Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the forseeable future. Management believes that the Company's creditworthiness is substantial relative to its size. The Company paid a $.035 dividend on its common stock in March 1997 and its Board of Directors declared a $.035 dividend to be paid on , June 18,1997 to shareholders of record, May 15, 1997.


          RESULTS OF OPERATIONS:
          For the three months ended March 31, 1997 net income was $109,535 compared to $115,670 or $.09 per share vs. $.09 per share in the year earlier period. The slight decline in net was the result of higher income tax provision. Cost of sales for the three months declined to 53.2% of sales from 56.7% as a result of increase in sales of higher margin products. Selling expense decreased as a percentage of sales due to expanded volume of business. Laboratory costs remained steady both for the three months and for the six month periods ended March 31,1997. General and administrative expenses increased for both the three months and six month periods due to increase in legal expenses and additional reserve of environmental litigation settlement.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          THE FLAMEMASTER CORPORATION
                                          ---------------------------
                                                 (Registrant)




DATE:  May 14, 1997                         /s/ Joseph Mazin
      ------------------------------       -------------------------------
                                                 (Signature)
                                           Joseph Mazin, President and Chairman
                                           and Chief Executive Officer


DATE:   May 14, 1997                        /s/ Barbara E. Waite
      ------------------------------       -------------------------------
                                                 (Signature)
                                           Barbara E. Waite, Treasurer and
                                           Assistant Secretary

DATE:   May 14, 1997                        /s/ Donna Mazin
      ------------------------------       -------------------------------
                                                 (Signature)
                                           Donna Mazin, Director