Form 10-Q
period 1997-06-30
FLAMEMASTER CORP
filed 1997-08-13
CIK 37358

                                    FORM 10- Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR QUARTER ENDED:  JUNE 30,1997     COMMISSION FILE NO:  0-2172
                            ------------                          ------

                           THE FLAMEMASTER CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                   NEVADA                           95-2018730
   --------------------------------       ----------------------------
(State or other jurisdiction of           (IRS Employer identification
incorporation or organization)            Number)

         11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
----------------------------------------------------------------------
                     (Address of Principal Executive Office)


Registrant's telephone number including area code:  (818) 982-1650
                                                  --------------------

Registrant's facsimile number including area code:  (818) 765-5603
                                                  --------------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    X                          NO
          ------------                      -------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     JUNE 30, 1997     1,312,818
                     ---------------------------

Item 1 Financial Information
Item 1 Financial Statements

                           THE FLAMEMASTER CORPORATION
                            CONDENSED BALANCE SHEETS

                                                             JUNE 30,    SEPTEMBER 30,
                                                               1997          1996
                                                           (UNAUDITED)      (NOTE)
                                                           -----------   -------------
ASSETS:
CURRENT ASSETS:
Cash and short-term investments                             $1,718,637     $1,355,770
Marketable securities                                        1,277,075      1,284,006
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                               494,379        303,016
Inventories                                                    640,313        699,283
Other investments                                               46,287        -0-
Other current assets                                            47,580         32,726
Deferred income taxes                                           67,378         76,958
                                                                ------         ------
TOTAL CURRENT ASSETS:                                        4,291,649      3,751,759
License agreement                                              125,097        137,607
Investment in affiliated companies                             843,336        966,886
Equipment and improvements, net of
 accumulated depreciation                                       39,044         44,246
                                                            ----------     ----------
TOTAL ASSETS                                                $5,299,126     $4,900,498
                                                            ----------     ----------
                                                            ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                              $206,948        $81,688
Accrued liabilities                                              8,981         13,663
Income taxes payable                                            34,558         26,626
Deferred tax liability                                           7,910         59,671
Environmental reserve                                           71,782        100,000
Deferred income                                                 91,364         20,124
                                                                ------         ------
TOTAL CURRENT LIABILITIES:                                     421,543        301,772
SHAREHOLDERS' EQUITY
PREFERRED STOCK, par value, $.01 per share,
cumulative, $.56 dividend, convertible, callable,
at $5.95, authorized 500,000 shares, issued and
outstanding 79,250 at 6/30/97 and 9/30/96.                         793            793

COMMON STOCK, par value, $.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,312,818 shares at 6/30/97 and 1,246,463 shares
at 9/30/96.                                                     13,128         12,464
Additional paid-in Capital                                   2,498,417      2,293,487
Retained earnings                                            2,384,961      2,300,089
Allowance for marketable securities                            (19,716)        (8,107)
                                                            ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                  $4,877,583     $4,598,726
                                                            ----------     ----------
                                                            ----------     ----------
TOTAL LIABILITY AND EQUITY                                  $5,299,126     $4,900,498
                                                            ----------     ----------
                                                            ----------     ----------

Note: Balance sheet as of September 30, 1996 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                          THE FLAMEMASTER CORPORATION
                   CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
                           THREE MONTHS ENDED JUNE 30,

                      ----------------------------------

                                                           1997          1996
                                                        ---------      --------
Net sales and gross revenues                             $950,431      $963,711
                                                        ---------     ---------
                                                        ---------     ---------
Costs and expenses:
   Cost of sales                                          449,600       535,032
   Selling                                                 69,209        73,801
   General and administrative                             151,864       140,689
   Laboratory costs                                        62,182        55,268
   Other, (income), expenses, net                         (70,943)      (27,912)
                                                        ---------     ---------
                                                          661,912       776,878
                                                        ---------     ---------


Income before income taxes                                288,519       186,833

Income taxes                                               (2,064)      (41,063)
                                                        ---------     ---------
Net income                                               $286,455      $145,770
                                                        ---------     ---------
                                                        ---------     ---------

Net income per share, primary                              $.21          $.10
                                                           ----          ----
                                                           ----          ----
Net income per share, fully diluted                        $.19          $.09
                                                           ----          ----
                                                           ----          ----

Weighted average shares outstanding:
   Primary                                              1,300,514     1,290,216
                                                        ---------     ---------
                                                        ---------     ---------
   Fully diluted                                        1,490,714     1,480,416
                                                        ---------     ---------
                                                        ---------     ---------

See notes to condensed  financial statements.

                          THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,

                                                          1997          1996
                                                       ----------    ----------
Net sales and gross revenues                           $2,562,552    $2,453,304
                                                       ----------    ----------
                                                       ----------    ----------

Costs and expenses:
  Cost of sales                                         1,363,887     1,394,488
  Selling                                                 212,834       218,298
  General and administrative                              460,804       415,549
  Laboratory costs                                        173,012       165,784
  Other, (income), expenses, net                          (96,217)     (153,097)
                                                       ----------    ----------
                                                        2,114,320     2,041,022
                                                       ----------    ----------

Income before income taxes                                448,232       412,282

Income taxes                                              (87,986)     (102,383)
                                                       ----------    ----------
Net income                                               $360,246      $309,899
                                                       ----------    ----------
                                                       ----------    ----------

Net income per share, primary                             $.27         $.22
                                                          ----         ----
                                                          ----         ----
Net income per share, fully diluted                       $.25         $.21
                                                          ----         ----
                                                          ----         ----
Weighted average shares outstanding:
   Primary                                              1,220,469     1,270,796
                                                       ----------    ----------
                                                       ----------    ----------
   Fully diluted                                        1,410,669     1,460,996
                                                       ----------    ----------
                                                       ----------    ----------

See notes to condensed  financial statements.

                           THE FLAMEMASTER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1997

                                                          1997          1996
                                                       ----------    ----------

Net cash provided (used) by operating activities:        $435,227      $284,274
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment & improvements                       2,097        11,710
Net purchases and sales of investment
securities                                                 (4,678)      (28,562)
                                                       ----------    ----------
                                                           (2,581)      (16,852)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company's common stock                        (79,440)      (40,862)
Dividends paid                                           (165,895)     (146,077)
Issuance of common stock                                  175,556         9,312
                                                       ----------    ----------
Net cash used in financing activities                     (69,779)     (177,627)
                                                       ----------    ----------
NET INCREASE, (DECREASE), IN CASH                         362,867        89,795
                                                       ----------    ----------
Cash, beginning of period                              $1,355,770    $1,301,225
                                                       ----------    ----------
Cash, end of period                                    $1,718,637    $1,391,020
                                                       ----------    ----------
                                                       ----------    ----------
Cash paid during period for income taxes                 $112,667       $72,785
                                                       ----------    ----------
                                                       ----------    ----------


See notes to Condensed  Financial Statements.

                               THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: The accompanying unaudited condensed financial statements have been prepaid in accordance with general accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.
          Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          INVESTMENT IN DEBT AND EQUITY SECURITIES The Company adopted Statement of Financial Accounting Standards No: 115 ("SFAS No:
          115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At June 30, 1997 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                           THE FLAMEMASTER CORPORATION
                         NOTES TO CONDENSED  FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2:   Inventories are summarized as follows:

                                                         June 30,  September 30
                                                           1997        1996
                                                         --------  ------------
          Raw materials                                  $296,455    $312,765
          Shipping materials                               53,755      32,692
          Finished goods                                  290,103     353,826
                                                         --------    --------
                                                         $640,313    $699,283
                                                         --------    --------

Note 3:   During the three months ended June  30, 1997, the Company purchased
           5,800 shares of its outstanding common stock at a cost of $25,793.

Note 4:   MARKETABLE SECURITIES:
          Marketable securities classified as current assets at June 30,1997 include the following:

                                                        Fair Value     Cost
                                                        ----------   ----------
          U.S. Treasury obligations                      $420,730      $407,592
          Corporate debt securities                        25,621        22,575
          Mortgage backed securities                        2,696         3,051
          Marketable equity securities                    828,028       886,711
                                                        ----------   ----------
                                                        $1,277,075   $1,319,929

          The contractual maturities of debt
          securities available for sale at
          June 30, 1997 are as follows:


                                                        Fair Value     Cost
                                                        ----------   ----------
          Due within one year                           $  -0-       $  -0-
          Due after one year thru 5 years                 116,234       110,762
          Due after 5 years thru 10 years                 275,862       274,051
          Due after 10 years                               54,255        45,355
          Note due at single maturity date                  2,696         3,051
                                                        ---------    ----------
                                                         $449,047      $433,219


Gross unrealized holding gains and losses at June 30, were $90,671 and $133,526 respectively. Realized gains from the sale of securities for the nine months ended June 30, were $11,962.

                          THE FLAMEMASTER CORPORATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          JUNE 30, 1997 COMPARED TO SEPTEMBER 30, 1996 AND JUNE 30, 1997 COMPARED TO JUNE 30, 1996.

          FINANCIAL CONDITION:

          The Company's financial position is strong, current assets were $4,291,649 compared to current liabilities of $421,543 at June 30, 1997 for a current ratio of 10 to 1. Working capital stood at $3,870,106 on June 30, 1997, compared to $3,449,987 on September 30,
          1996 and $3,461,929 on June 30, 1996, an increase of $408,177 over the prior year. The increase is attributable to strong operating results, investment income and the merger of the Dynamastic unit. Accounts receivable increased to $494,379 at June 30, 1997 from $303,016 at September 30, 1996 due to the steady growth in business. Inventories decreased to $640,313 from $699,283 at year end as a result of expediting small purchases. Net sales for the nine months were up 4.4% to $2,562,552 from $2,453,304 in the year earlier. The Company benefited from new product introductions.
          Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the forseeable future. Management believes that the Company's creditworthiness is substantial relative to its size.

          The Company paid a $.035 dividend on its common stock in June 1997 and its Board of Directors declared a $.035 dividend to be paid on, September 18, 1997 to shareholders of record, August 18, 1997.

          RESULTS OF OPERATIONS:

          For the three months ended June 30, 1997 net income was $286,455 compared to $145,770 or $.21 per share vs. $.10 per share in the year earlier period. The healthy increase in net was the result of strong demand for the Company's new products which yield higher margins and investment income. Cost of sales declined to 53.2% of sales for the nine months ended June 30,1997 due to increase in sales of higher margin products. Selling expense decreased modestly while general & administrative expenses increased moderately.

PART II   OTHER INFORMATION

                           THE FLAMEMASTER CORPORATION



ITEM 4:   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The Registrant's annual meeting was held on MAY 22,1997 and the following Directors were re-elected:

                             Leon Gutowicz
                             Joseph Mazin
                             Donna Mazin
                             Sion  Mazin
                             Bruce Stuart

          Mr. Joseph Busschaert is deceased and Mr. Stuart Weinstein has been elected for his replacement.

          The Directors were elected by a vote of 998,720 or a total of 78.4%.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  THE FLAMEMASTER CORPORATION
                                  ---------------------------
                                          (Registrant)




DATE:
     ---------------------------------  ------------------------------------
                                                   (Signature)
                                        Joseph Mazin, President and Chairman
                                        and Chief Executive Officer


DATE:
     ---------------------------------  ------------------------------------
                                                   (Signature)
                                        Barbara E. Waite, Treasurer and
                                        Secretary


DATE:
     ---------------------------------  ------------------------------------
                                                   (Signature)
                                        Donna Mazin, Director