Form 10-K
period 1997-09-30
FLAMEMASTER CORP
filed 1997-12-19
CIK 37358

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1997 Commission File No: 0-2712


                             THE FLAMEMASTER CORPORATION
--------------------------------------------------------------------------------
         (Exact name of Registrant as specified in its Charter)

             NEVADA                                         95-2018730
---------------------------------                  -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification Number)

11120 SHERMAN WAY,  SUN VALLEY,  CALIFORNIA                       91352
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         Zip Code

Registrant's telephone number, including area code:    (818) 982-1650
                                                    ------------------------

Securities registered pursuant to Section 12(b) of the Act:

               NONE
--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

               COMMON STOCK - $.01 PAR VALUE
--------------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                         ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates at December 16, 1997 was $2,468,613.

As of September 30, 1997, there were 1,306,412 shares of common stock, $.01 par value, outstanding.

Part III is incorporated by reference from the proxy statement for the next annual meeting of the shareholders.

                                  TABLE OF CONTENTS


PART I                                                       PAGE
                                                             ----
Item 1  Business                                               3
Item 2  Properties                                             7
Item 3  Legal Proceedings                                      7
Item 4  Submission of Matters to a Vote of Security Holders    8

PART II

Item 5  Market for Registrant's Common Stock and Related
                  Stockholder Matters                          9
Item 6  Selected Financial Data                               10
Item 7  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations         11
Item 8  Financial Statements and Supplementary Data           14
Item 9  Disagreements on Accounting and Financial
                  Disclosure                                  14


PART III

Item 10 Directors and Executive Officers of the Registrant    15
Item 11 Executive Compensation                                15
Item 12 Security Ownership of Certain Beneficial Owners
                  and Management                              15
Item 13 Certain Relationships and Related Transactions        15


PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                 16

SIGNATURES                                                    36

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

ROYALTIES:

Approximately 0.4% of the Registrant's revenues were derived from royalties. Some protection exists for the Company's products through patents. However, not a major portion of business is subject to licenses. Registrant receives royalty income from Hitachi Cable, Ltd. of Japan.

Hitachi Cable produces the Registrant's flame retardant coating in Japan under a nonexclusive license agreement. Royalties paid are 3% and 6% of net sales and are reported and paid annually.

This agreement expired in November of 1994 and was renewed for an additional five year period. Royalties decreased to $13,484 during 1997 from $17,163 in fiscal l996.

                              THE FLAMEMASTER CORPORATION

                                        PART I
                                     (Continued)

ROYALTIES (CONTINUED):


Flamemaster pays royalties to Courtaulds Aerospace, Inc. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant. The minimum required royalty payment is $25,000 per year from 1996 through 2003. Royalties paid to Courtaulds were $28,600 for fiscal l997.

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

PRINCIPAL PRODUCTS:

The principal product classes produced by the Registrant consist of sealants and coatings. Sales of sealants were $2,671,118, $2,416,293 and $2,344,284 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Sales of coatings were $395,213, $477,423 and $564,645 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

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

The Company has approximately $4,603,527 of working capital, including approximately $3,548,687 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 1998 fiscal year.

                             THE FLAMEMASTER CORPORATION

                                        PART I
                                     (Continued)

PRINCIPAL CUSTOMERS:

During the fiscal year ended September 30, 1997, an agency (General Services Administration) of the United States Government, accounted for $408,344 (12.03%) of sales as compared to $582,974 (17.95%) in 1996. One other customer accounted for more than 10% of sales during l997. Sales to this company were $387,264 or 11.41% of sales. No other single customer accounted for 10% or more of sales.

BACKLOGS:

Backlog of orders at September 30, 1997 was $711,989 as compared to $525,436 in 1996.

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

RESEARCH AND DEVELOPMENT:

Net laboratory costs at September 30, 1997 were $243,378. In fiscal years ended September 30, 1996 and September 30, 1995, laboratory costs were $224,457 and $223,307, respectively. Flamemaster received no revenues to offset laboratory costs in 1997, 1996 or 1995.

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

EMPLOYEES:

As of September 30, 1997 Registrant employed 26 persons as compared to 27 in the prior year.

EXPORT SALES:

Export sales totalled $372,209, $342,257 and $378,031 in 1997, 1996, and 1995,
respectively.

ITEM 2. PROPERTIES

Registrant occupies approximately 28,000 square feet of office and manufacturing space located at 11120 Sherman Way, Sun Valley, California 91352 under terms of a lease expiring in March 1998.

Registrant believes its facilities are adequate for present and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

During August 1994, the Registrant reached a settlement of a lawsuit it had filed in 1993 against Courtaulds Aerospace. The terms of the settlement include the return of 429,321 shares of Flamemaster common stock held by Courtaulds in exchange for termination of a license agreement under which registrant was given the right to manufacture and sell certain Courtaulds products in North America.

                              THE FLAMEMASTER CORPORATION
                                        PART I
                                     (Continued)


ITEM 3. LEGAL PROCEEDINGS (CONTINUED)

A new license agreement was signed, giving registrant licensing rights to certain Courtaulds products through 2003. Legal fees associated with this proceeding were $195,045 and have been allocated between the cost of reacquiring the common stock and the cost of the new license agreement. Additionally, $65,624 of dividends previously declared on the stock owned by Courtaulds were returned to the company. This was recorded as a credit to retained earnings during fiscal l995.

In February 1994 a suit was filed against the Company for an environmental claim related to property it leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean-up. The action was settled during January 1997. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company is required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. The Company has already accrued and expensed the $110,000 during 1994, 1995 and 1997.

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. It is legal counsels opinion that the significance of this arrangement is that the Company will be able to seek reimbursement of settlement monies from the State of California's Underground Storage Tank (UST) Clean Up Fund. This claim is currently pending with the UST Clean Up Fund and will be under consideration for two or three years. No reimbursement of settlement monies has been accrued as of September 30, 1997.

There were four wrongful death claims filed against the Company during 1996 and two additional companion lawsuits filed in 1997. All six cases involved merchant seamen dying from Leukemia. All six cases alleged that chemicals supplied by the Company, as well as numerous other defendants, contributed to the deaths. The Company was dismissed by the Plaintiff in one of the cases. Another of the cases has been dismissed, but the Plaintiff has appealed that ruling. Management believes all these lawsuits are without merit and intends to vigorously defend against them. The Company carries no product liability insurance which would cover these claims.

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

                                                  LOW BID    HIGH BID

     October-December 1995                        $2.729     $3.417
     January-March 1996                           $3.458     $4.083
     April-June 1996                              $3.875     $5.333
     July-September 1996                          $3.896     $4.979

     October-December 1996                        $3.979     $4.416
     January-March 1997                           $4.625     $5.875
     April-June l997                              $4.166     $5.104
     July-September l997                          $3.125     $4.250


The stock quote as of December 16, 1997 was $ 3.59 bid and $ 3.75 asked.

As of December 16, 1997, there were approximately 1,000 beneficial holders of Registrant's common stock.

In January 1992, the regular quarterly cash dividend was increased to $.03 per share. The common stock dividend was further increased on November 1, 1996 from $.03 to $.035 per quarter. Dividends are expected to remain constant in the near future.

                             THE FLAMEMASTER CORPORATION

                                       PART II
                                     (Continued)

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended September 30, 1997 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                            Years Ended September 30
                    ----------------------------------------------------------------------
                       1997           1996           1995            1994          1993
                    ----------     ----------     ----------      ----------    ----------
Net sales           $3,392,955     $3,248,641     $3,193,513     $3,249,110(2)  $3,127,087

Income from
 continuing
 operations           375,402        393,710        243,262        212,352        473,643

Income from
 continuing
 operations per
 common share,
 primary                  .26            .28            .15            .10            .25

Income from
 continuing
 operations per
 common  share,
 fully diluted             (1)           .27             (1)            (1)           .25

Cash dividends
 declared per
 common share             .14            .12            .12            .12            .12

Total assets        4,951,385      4,900,498      4,820,174      4,794,312      5,549,436

Working
 capital            4,603,527      3,449,987      3,383,059      2,743,844      3,758,359

Shareholders'
 equity             4,761,323      4,598,726      4,491,980      4,436,248      5,379,073



(1) Fully diluted earnings per share for 1994, 1995 and 1997 are not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

                             THE FLAMEMASTER CORPORATION

                                       PART II
                                     (Continued)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1997:

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition is strong. Current assets were $4,793,589 compared to current liabilities of $190,062 at September 30, l997 for a current ratio of 25.23 to 1. Working capital increased by $1,153,540 to $4,603,527 compared to $3,449,987 at September 30, l996.

Cash and cash equivalents, and marketable securities increased by $908,911 to $3,548,687.

The company manufactures and sells aircraft sealants and protective coatings for both military and commercial applications. The products are produced for both new construction as well as maintenance and repair facilities.

Accounts receivable increased to $451,908 at September 30, 1997 from $303,016 in the previous year. The increase is a result of increased sales for 1997, as well as increased export sales.

The Company has no long-term debt.

The Company believes that liquidity and working capital are adequate to fund the Company's operations and capital requirements for the l998 fiscal year.

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

Flamemaster's main competitor is a multi billion dollar, multi national corporation which is foreign owned.

Backlog of orders at September 30, 1997 were $711,989. This compares to $545,436 in 1996. Increase is due to increase in order activity and a larger market share in the industry.

The common stock dividend was increased on November 1, 1996 from $.03 to $.035 per quarter. Dividends are expected to remain constant in the near future.

                             THE FLAMEMASTER CORPORATION

                                       PART II
                                     (Continued)

FISCAL 1997 VS. 1996:

Sales for the fiscal year ended September 30, 1997 were $3,392,955, an increase of $144,314 or 4.4% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased to 11.6% of sales or $395,213 from 16.4% of sales or $477,423. Sales of aircraft sealants continued to increase as a result of introduction of more product categories and line extensions, as well as an expanded customer base. Sales of Chem Seal (sealant) products increased to $2,671,118 from $2,416,293 in the prior year. Two customers each accounted for more than 10% of sales. The company's largest customer was the United States Government which purchased sealants accounting for approximately 12.03% of sales compared to the year earlier level of approximately 18% of sales. The other company purchased sealants that accounted for 11.4% of sales in the current year compared to 13.5% in the prior year. No other company accounted for 10% or more of sales.

Royalty income decreased to $13,484 from $17,163 in the previous year.

Costs of products sold in fiscal l997 were $1,794,639 compared to $1,826,537 in the previous year. The decrease in cost of products reflects a more profitable product mix and the introduction of newer products with high gross margins.

Selling, general and administrative expenses increased to $929,650 from $837,052, while gross laboratory costs remained steady at about $243,378 from $224,457. The increase in selling, general and administrative expenses was primarily due to an increase in profit sharing contributions and an increase in legal expenses.

The license agreement with Courtaulds grants Flamemaster the right to use technical data obtained from Courtaulds in the productions of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products.
For fiscal l997, this royalty amounted to $25,000.


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

                             THE FLAMEMASTER CORPORATION

                                       PART II
                                     (Continued)

FISCAL 1996 VS. 1995 (CONTINUED):

Royalty income remained steady at $17,163 compared to $17,650 in the previous year.

Costs of products sold in fiscal l996 were $1,826,537 compared to $1,848,165. The decrease in cost of products reflects a more profitable product mix. Introduction of newer products with high gross margins.

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

                             THE FLAMEMASTER CORPORATION

                                       PART II
                                     (Continued)



IMPACT OF INFLATION AND CHANGING PRICES:

Raw material costs and wages remained steady in 1997, as average selling prices also remained constant. No significant changes are anticipated for 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in the text on pages 18 through 35.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 27.5% of the Company's outstanding common shares. Two of the five members of the board are on the Altius Investment Corporation Board of Directors. The Company's President and Chairman is Chairman of the Altius Investment Corporation as well.

                             THE FLAMEMASTER CORPORATION

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS

               The following financial statements are included in Part II, Item
               8:

                    Report of Independent Auditors - Beckman & Associates on 1997, 1996 and 1995 financial statements.

                    Balance Sheets, September 30, 1997 and 1996.

                    Statements of Income for the years ended September 30, 1997, 1996, and 1995.

                    Statements of Shareholders' Equity for the years ended September 30, 1997, 1996, and 1995.

                    Statements of Cash Flows for the years ended September 30, 1997, 1996, and 1995.

                    Notes to Financial Statements.

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

                                      [LETTERHEAD]


                             INDEPENDENT AUDITOR'S REPORT







November 14, 1997


Board of Directors and Shareholders
The Flamemaster Corporation
Los Angeles, California

We have audited the accompanying balance sheets of The Flamemaster Corporation as of September 30, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for the years ended September 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of The Flamemaster Corporation at September 30, 1997, and 1996, and the results of their operations and their cash flows for the years ended September 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



          /s/ Beckman & Associates

                             THE FLAMEMASTER CORPORATION
                                    BALANCE SHEETS


                                                         September 30
ASSETS                                               1997          1996
                                                  ----------     ----------
CURRENT ASSETS
   Cash and cash equivalents                      $1,375,947     $1,355,770
   Marketable securities (Note C)                  2,172,740      1,284,006
   Accounts receivable, less allowance
     of $5,000(1997) and $5,000
     (1996)                                          451,908        303,016
   Inventories (Note D)                              660,289        699,283
   Prepaid expenses and other assets                  36,986         32,726
   Deferred income taxes (Note K)                     49,432         76,958
   Other investments                                  46,287              -
                                                 -----------    -----------

   TOTAL CURRENT ASSETS                            4,793,589      3,751,759
                                                 -----------    -----------

INVESTMENT IN AFFILIATED COMPANIES
  (Note E)                                               -0-        966,886
                                                 -----------    -----------

EQUIPMENT AND IMPROVEMENTS, at cost
   Machinery and equipment                           597,724        593,770
   Furniture and fixtures                            117,899        128,055
   Laboratory equipment                               54,565         50,460
   Leasehold improvements                            116,752        114,222
                                                 -----------    -----------
                                                     886,940        886,507

 Less accumulated depreciation and
   amortization                                     (850,071)      (842,261)


                                                 -----------    -----------
                                                      36,869         44,246
                                                 -----------    -----------

PRC LICENSE AGREEMENTS, net of
  accumulated amortization of
  $51,430 (1997) and $34,750
  (1996) (Note F)                                    120,927        137,607
                                                 -----------    -----------


                              Total Assets       $ 4,951,385    $ 4,900,498
                                                 -----------    -----------
                                                 -----------    -----------



See notes to financial statements.

                             THE FLAMEMASTER CORPORATION
                                    BALANCE SHEETS




                                                                   September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                           1997            1996
                                                            ----------      ---------
CURRENT LIABILITIES

   Accounts payable                                        $    95,216    $    81,688
   Accrued expenses                                              9,686         13,663
   Income taxes payable                                        (63,347)        26,626
   Deferred tax liability (Note K)                              57,670         59,671
   Environmental reserve (Note I)                               53,135        100,000
   Deferred Credits (Notes A and E)                             37,702              0
   Deferred Income                                                 -0-         20,124
                                                           -----------    -----------
   TOTAL CURRENT LIABILITIES                                   190,062        301,772
                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note F, G and I)

SHAREHOLDERS' EQUITY (Notes A and H)

  Preferred stock, nonvoting, par value $.01 per
    share-- $.56 cumulative dividend, convertible,
    callable at $5.95--authorized 500,000 shares,
    issued and outstanding 68,250 shares in 1997
    and 79,250 in 1996                                             682            793
  Common stock, par value $.01 per share--
    authorized 6,000,000 shares; issued and
    outstanding 1,306,412 shares in 1997 and
    1,246,463 shares in 1996                                    13,064         12,464
  Additional paid-in capital                                 2,538,088      2,293,487
  Retained earnings                                          2,236,753      2,300,089
  Allowance for marketable securities                          (27,264)        (8,107)
                                                           -----------    -----------

    TOTAL SHAREHOLDERS' EQUITY                               4,761,323      4,598,726


                                                           -----------    -----------

    TOTAL LIABILITY AND SHAREHOLDERS' EQUITY               $ 4,951,385    $ 4,900,498
                                                           -----------    -----------
                                                           -----------    -----------





See notes to financial statements.

                             THE FLAMEMASTER CORPORATION
                                 STATEMENTS OF INCOME






                                                         Years ended September 30
                                                     1997           1996          1995
                                                     ----           ----          ----
NET SALES (Note M)                               $ 3,392,955    $ 3,248,641    $ 3,193,513
ROYALTIES                                             13,484         17,163         17,650
CONSULTING FEES (Note E)                                   0              0         17,925
INTEREST AND OTHER INCOME                            204,652        181,949        168,347
                                                 -----------    -----------    -----------
                                                   3,611,091      3,447,753      3,397,435
                                                 -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of goods sold                               1,794,639      1,826,537      1,848,165
  Selling and administrative                         929,650        837,052        861,384
  Laboratory costs                                   243,378        224,457        223,307
  Royalties and other                                 27,518         31,327         48,629
  Environmental Provisions (Note I)                   10,000              0         50,000
                                                 -----------    -----------    -----------
                                                   3,005,185      2,919,373      3,031,485
                                                 -----------    -----------    -----------

INCOME FROM OPERATIONS                               605,906        528,380        365,950

EQUITY IN NET INCOME (LOSS) OF
  UNCONSOLIDATED AFFILIATES (Note E)                 (42,717)        64,554        (18,038)
GAIN ON DISPOSAL OF UNCONSOLIDATED
AFFILIATE                                                  0             0           2,122
                                                 -----------    -----------    -----------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                               563,189        592,934        350,034

PROVISION FOR INCOME TAXES (Note K)                  187,787        199,224        106,772
                                                 -----------    -----------    -----------


NET INCOME                                           375,402        393,710        243,262
PREFERRED DIVIDENDS                                  (42,840)       (44,604)       (44,604)
                                                 -----------    -----------    -----------

NET INCOME ATTRIBUTABLE TO COMMON
  STOCK                                          $   332,562    $   349,106    $   198,658
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

INCOME PER SHARE, PRIMARY (Note J):              $       .26    $       .28    $       .15
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

NET INCOME PER SHARE, FULLY DILUTED:             $         -    $       .27    $         -
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                1,264,363      1,251,198      1,263,556






See notes to financial statements.

                             THE FLAMEMASTER CORPORATION
                          STATEMENT OF SHAREHOLDERS' EQUITY


                                                        PREFERRED STOCK                 COMMON STOCK
                                                        ---------------                 ------------
                                                     SHARES         AMOUNT        SHARES           AMOUNT
                                                     ------         ------        ------           ------
BALANCE, OCTOBER 1, 1994                              79,650      $     797      1,270,455       $ 12,704

REDEMPTION OF COMMON STOCK                                                         (12,718)          (127)

COMMON SHARES ISSUED                                                                 4,000             40

CASH DIVIDENDS ON PREFERRED STOCK
 AT $.56 PER SHARE

CASH DIVIDENDS ON COMMON STOCK
 AT $.12 PER SHARE

RETURN OF CASH DIVIDENDS ON COMMON
STOCK REACQUIRED (NOTE E)

PROPERTY DIVIDENDS ON COMMON STOCK

UNREALIZED GAIN ON SECURITIES

NET INCOME
                                                   ---------      ---------      ---------      ---------

BALANCE, SEPTEMBER 30, 1995                           79,650      $     797      1,261,737      $  12,617
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------



                                                                               UNREALIZED GAIN/
                                                   ADDITIONAL                  (LOSS) ON
                                                   PAID-IN        RETAINED     MARKETABLE
                                                   CAPITAL        EARNINGS     SECURITIES          TOTAL
                                                   -------        --------     ----------          -----
BALANCE, OCTOBER 1, 1994                          $2,326,570     $2,096,177              0     $4,436,248

REDEMPTION OF COMMON STOCK                           (23,402)       (26,223)                      (49,752)

COMMON SHARES ISSUED                                  15,336                                       15,376

CASH DIVIDENDS ON PREFERRED STOCK
 AT $.56 PER SHARE                                                  (44,604)                      (44,604)

CASH DIVIDENDS ON COMMON STOCK
 AT $.12 PER SHARE                                                 (151,707)                     (151,707)

RETURN OF CASH DIVIDENDS ON COMMON
STOCK REACQUIRED (NOTE E)                                            65,624                        65,624

PROPERTY DIVIDENDS ON COMMON STOCK                                  (53,127)                      (53,127)

UNREALIZED GAIN ON SECURITIES                                                       30,660         30,660

NET INCOME                                                          243,262                       243,262
                                                  ----------     ----------      ---------     ----------

BALANCE, SEPTEMBER 30, 1995                       $2,318,504     $2,129,402      $  30,660     $4,491,980
                                                  ----------     ----------      ---------     ----------
                                                  ----------     ----------      ---------     ----------

SEE NOTES TO FINANCIAL STATEMENTS.

                             THE FLAMEMASTER CORPORATION
                          STATEMENT OF SHAREHOLDERS' EQUITY


                                                        PREFERRED STOCK                 COMMON STOCK
                                                        ---------------                 ------------
                                                     SHARES         AMOUNT        SHARES           AMOUNT
                                                     ------         ------        ------           ------
BALANCE OCTOBER 1, 1995                               79,650         $  797      1,261,737       $ 12,617

REDEMPTION OF COMMON STOCK                                                        ( 18,274)        (  183)

REDEMPTION OF PREFERRED STOCK                           (400)            (4)

COMMON SHARES ISSUED                                                                 3,000             30

CASH DIVIDENDS ON PREFERRED STOCK
  AT $.56 PER SHARE

CASH DIVIDENDS ON COMMON STOCK
  AT $.12 PER SHARE

UNREALIZED LOSS ON SECURITIES

NET INCOME
                                                  ----------     ----------      ---------     ----------

BALANCE, SEPTEMBER 30, 1996                           79,250         $  793      1,246,463      $  12,464
                                                  ----------     ----------      ---------     ----------
                                                  ----------     ----------      ---------     ----------


                                                                                UNREALIZED GAIN/
                                                    ADDITIONAL                  (LOSS) ON
                                                    PAID-IN        RETAINED     MARKETABLE
                                                    CAPITAL        EARNINGS     SECURITIES          TOTAL
                                                    -------        --------     ----------          -----
BALANCE OCTOBER 1, 1995                           $2,318,504     $2,129,402        $30,660     $4,491,980

REDEMPTION OF COMMON STOCK                          ( 33,425)       (25,674)                      (59,282)

REDEMPTION OF PREFERRED STOCK                                        (2,696)                       (2,700)

COMMON SHARES ISSUED                                   8,408                                        8,438

CASH DIVIDENDS ON PREFERRED STOCK
  AT $.56 PER SHARE                                                 (44,489)                      (44,489)

CASH DIVIDENDS ON COMMON STOCK
  AT $.12 PER SHARE                                                (150,164)                     (150,164)

UNREALIZED LOSS ON SECURITIES                                                      (38,767)       (38,767)

NET INCOME                                                          393,710                       393,710
                                                  ----------     ----------      ---------     ----------

BALANCE, SEPTEMBER 30, 1996                       $2,293,487     $2,300,089     $   (8,107)    $4,598,726
                                                  ----------     ----------      ---------     ----------
                                                  ----------     ----------      ---------     ----------


SEE NOTES TO FINANCIAL STATEMENTS.

                             THE FLAMEMASTER CORPORATION
                     STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)




                                                        PREFERRED STOCK                 COMMON STOCK
                                                        ---------------                 ------------
                                                     SHARES         AMOUNT        SHARES           AMOUNT
                                                     ------         ------        ------           ------
BALANCE OCTOBER 1, 1996                               79,250         $  793      1,246,463       $ 12,464

REDEMPTION OF COMMON STOCK                                                        ( 21,526)        (  215)

REDEMPTION OF PREFERRED STOCK                        (11,000)          (111)

COMMON SHARES ISSUED IN CONJUNCTION
 WITH MERGER WITH AFFILIATE                                                         44,806            448

COMMON SHARES ISSUED AS STOCK
 DIVIDEND                                                                           36,669            367

CASH DIVIDENDS ON PREFERRED STOCK
  AT $.56 PER SHARE

CASH DIVIDENDS ON COMMON STOCK
  AT $.14 PER SHARE

UNREALIZED LOSS ON SECURITIES

NET INCOME
                                                  ----------     ----------      ---------     ----------

BALANCE, SEPTEMBER 30, 1997                           68,250      $     682      1,306,412      $  13,064
                                                  ----------     ----------      ---------     ----------
                                                  ----------     ----------      ---------     ----------


                                                                                UNREALIZED GAIN/
                                                    ADDITIONAL                  (LOSS) ON
                                                    PAID-IN        RETAINED     MARKETABLE
                                                    CAPITAL        EARNINGS     SECURITIES          TOTAL
                                                    -------        --------     ----------          -----
BALANCE OCTOBER 1, 1996                           $2,293,487     $2,300,089        $(8,107)    $4,598,726

REDEMPTION OF COMMON STOCK                          ( 40,899)       (51,627)                      (92,741)

REDEMPTION OF PREFERRED STOCK                                       (97,890)                      (98,001)

COMMON SHARES ISSUED IN CONJUNCTION
 WITH MERGER WITH AFFILIATE                          218,029                                      218,477

COMMON SHARES ISSUED AS STOCK
 DIVIDEND                                             67,471        (67,838)                          -0-

CASH DIVIDENDS ON PREFERRED STOCK
  AT $.56 PER SHARE                                                 (42,840)                      (42,840)

CASH DIVIDENDS ON COMMON STOCK
  AT $.14 PER SHARE                                                (178,543)                     (178,543)

UNREALIZED LOSS ON SECURITIES                                                      (19,157)       (19,157)

NET INCOME                                                          375,402                       375,402
                                                  ----------     ----------      ---------     ----------

BALANCE, SEPTEMBER 30, 1997                       $2,538,088     $2,236,753      $ (27,264)    $4,761,323
                                                  ----------     ----------      ---------     ----------
                                                  ----------     ----------      ---------     ----------


SEE NOTES TO FINANCIAL STATEMENTS.

                             THE FLAMEMASTER CORPORATION
                               STATEMENT OF CASH FLOWS



                                                                          Years Ended September 30
                                                                     1997           1996           1995
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $375,402       $393,710       $243,262
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                      36,069         37,936         38,972
  Common stock issued to employees                                      -0-          8,438         15,375
  (Increase) decrease in deferred income tax asset                   27,526        (19,373)       (27,507)
  (Increase) decrease
    in accounts receivable                                         (148,892)       192,757        (41,471)
  (Increase) decrease in inventories                                 38,994       (105,292)        28,366
  (Increase) decrease in other investments                          (46,287)           -0-            -0-
  (Increase) decrease in prepaid
    expenses and other assets                                        (4,260)         4,289        (17,081)
  Increase (decrease) in accounts payable                            13,528          1,811       (145,001)
  Increase (decrease) in deferred income tax liability               (2,001)        13,617        (32,040)
  Increase (decrease) in accrued expenses                            (3,977)        (1,996)        10,567
  (Increase) decrease in income taxes receivable                    (63,347)           -0-         28,335
  Increase (decrease) in income taxes payable                       (26,626)       (10,569)        37,195
  Increase (decrease) in environment reserve                        (46,865)           -0-         50,000
  Increase (decrease) in deferred credits and income                 17,578        (29,285)        49,409

                                                                 ----------     ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           166,842        486,043        238,381

                                                                 ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase of property, plant, and equipment, net                  (12,013)       (13,200)        (3,981)
   (Increase) decrease in investment securities, net               (907,891)       (97,109)       (61,626)
   (Increase) decrease in investment in affiliated company          966,886        (64,554)       (34,676)
   Acquisition of 10-year license agreement                             -0-            -0-            -0-
   Stock issued in merger                                           218,477            -0-            -0-

                                                                 ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 265,459       (174,863)      (100,283)

                                                                 ----------     ----------     ----------







SEE NOTES TO FINANCIAL STATEMENTS.

                             THE FLAMEMASTER CORPORATION
                          STATEMENT OF CASH FLOWS (CONTINUED)



                                                                           Years ended September 30
                                                                      1997           1996           1995
                                                                      ----           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of the Company's common stock                         $  (92,741)      ( 59,282)   $  ( 49,748)
Repurchase of the Company's Preferred Stock                         (98,000)       ( 2,700)           -0-
Dividends paid                                                     (221,383)      (194,653)      (249,441)
Dividends returned                                                      -0-            -0-         65,624
                                                                 ----------    -----------    -----------
     NET CASH USED IN
     FINANCING ACTIVITIES                                          (412,124)      (256,635)      (233,565)

                                                                 ----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                 20,177         54,545       ( 95,367)


Cash and cash equivalents,
beginning of the year                                             1,355,770      1,301,225      1,396,592

                                                                 ----------    -----------    -----------

CASH AND CASH EQUIVALENTS END OF YEAR                            $1,375,947    $ 1,355,770    $ 1,301,225
                                                                 ----------    -----------    -----------
                                                                 ----------    -----------    -----------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                       $      -0-    $       -0-    $       -0-
  Income taxes                                                   $  271,767    $   215,550    $   114,000






SEE NOTES TO FINANCIAL STATEMENTS.

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995



NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity,net of income taxes, until realized. At September 30, 1997, the Company had no investments that qualified as trading or held to maturity.

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

Depreciation and Amortization: Depreciation and amortization of equipment and improvements are computed on the straight-line method over the estimated useful lives of the assets as follows:

     Machinery, equipment, furniture and fixtures.............2-10 years
     Leasehold improvements..............................Terms of leases

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995 (CONTINUED)



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

Deferred Credits: The excess of the fair value of net current assets of companies merged with the Company over the carrying values of those companies at the merger date is being amortized into income on the straight-line basis over five years.

NOTE B -- CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables.

As of September 30, 1997, the Company had approximately $260,000 of cash and cash equivalents in one bank which exposes the Company to concentration of credit risk.

NOTE C -- MARKETABLE SECURITIES

Marketable securities classified as current assets at September 30, 1997 include the following:



                                                  Fair Value        Cost
                                                 -----------    -----------

         U.S. Treasury obligations               $   435,145    $   414,691
         Other government obligations                117,650        119,904
         Corporate debt securities                    26,870         22,575
         Mortgage-backed securities                    2,611          2,961
         Marketable equity securities              1,590,464      1,661,602
                                                 -----------    -----------
                                                 $ 2,172,740    $ 2,221,733
                                                 -----------    -----------
                                                 -----------    -----------


The contractual maturities of debt securities available for sale at September 30, 1997, follows:


                                                  Fair Value        Cost
                                                 -----------    -----------

         Due within one year                     $       -0-     $      -0-
         Due after one year thru five years          193,511        186,805
         Due after five years thru ten years         268,503        250,461
         Due after ten years  117,650                119,905
         Note due at single maturity date              2,612          2,960
                                                 -----------    -----------
                                                 $   582,276    $   560,131
                                                 -----------    -----------
                                                 -----------    -----------

Gross unrealized holding gains and losses at September 30, 1997, were $130,952, $179,945 respectively. Realized gains and losses from the sale of securities for the year ended September 30, 1997 were $39,227 and $4,210, respectively.

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995 (CONTINUED)


NOTE D- INVENTORIES

Inventories consist of the following:
                                                           September 30
                                                    -----------------------
                                                       1997           1996
                                                       ----           ----
     Raw materials                                 $ 269,518      $ 312,765
     Shipping materials                               58,897         32,692
     Finished goods                                  331,874        353,826

                                                 -----------    -----------
                                                   $ 660,289      $ 699,283
                                                 -----------    -----------
                                                 -----------    -----------

NOTE E -- INVESTMENTS IN AFFILIATED COMPANIES

In September 1989, the Company acquired a 21% interest in Dyna-Seal Corporation (Dyna-Seal). Dyna-Seal engaged in the distribution and packaging of coatings, sealants, and adhesives for the aircraft and marine markets. Flamemaster's initial investment in Dyna-Seal of $7,280 was recorded at cost. The company acquired 70,295 shares for providing certain services related to restoring the public reporting status of Dyna-Seal. In exchange for 75,000 additional Dyna-Seal shares acquired, the Company granted Dyna-Seal a five-year, nonexclusive license to package and sell certain Flamemaster products. This license agreement was renewed in December, 1994. For renewing this agreement, Dyna-Seal issued 200,000 additional shares of stock to Flamemaster. Flamemaster recorded deferred licensing fees of $33,542 in connection with this transaction. This amount was based on management's estimated liquidation value of the Dyna-Seal stock received, discounted 60%. The deferred licensing fees were being amortized over five years.

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


For services rendered in conjunction with the spin-off, Dynamastic issued 2,500 shares, or 10% of ownership, to Flamemaster. The value of this stock, $17,925, was reported as income from consulting fees in 1995.

As of September 30, 1996, Flamemaster owned 12,388 shares, or 49%, of Dynamastic stock and no Dyna-seal stock. All Dynamastic stock was valued based on management's estimated liquidation value, yielding an initial investment in this affiliate of $88,822. Undistributed earnings from Dynamastic represented $52,382 of the company's consolidated retained earnings.

In June 1997, Flamemaster acquired the remaining outstanding stock of Dynamastic in exchange for 77,357 shares of Flamemaster stock. This additional investment was recorded at the fair market value of the Flamemaster stock, or $226,165. As of June 30, 1997, Flamemaster owned 100% of Dynamastic's outstanding stock.
This investment was carried at $391,186 which was comprised of $314,987 invested and $76,199 of undistributed earnings from Dynamastic, $32,925 of which was earned in 1997.

At the end of June 1997, Dynamastic was dissolved, with all assets and liabilities being transferred to Flamemaster. At the time of the transfer, the value of Dynamastics' current assets exceeded the Company's carrying value for this investment. This excess value has been recorded as a deferred credit and is being amortized to income over five years.

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995 (CONTINUED)






During 1994, the Company acquired a 17% interest in and serves on the Board of Directors of PerfectData Corporation. PerfectData engages in the design, assembly and distribution of computer and office equipment care and maintenance products. Flamemaster's initial investment in PerfectData of $707,051 was recorded at cost. Subsequently, the Company purchased additional stock and owned 21% of PerfectData at September 30, 1996. Due to the level of stock ownership, the Company's investment in Perfectdata was accounted for under the equity method. Undistributed earnings from PerfectData represented $102,003 of the Company's retained earnings.

During the first three quarters of fiscal 1997, the Company recorded $66,534 as its share of the losses incurred by Perfectdata. As of June 30, 1997, the Company's undistributed earnings from Perfectdata represented $35,469 of the Company's retained earnings.

In July of 1997 the Company contributed 35,000 shares of Perfectdata stock to its profit-sharing plan, thus reducing its investment to less than 20% of the outstanding Perfectdata stock. Due to this reduction, the Company's investment in Perfectdata is now accounted for as a marketable security.

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


NOTE G -- COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease which expires in September 30, 2001. The lease requires the Company to pay applicable property taxes, maintenance and insurance. Rent expense charged to operations was $163,949 (1997), $154,886
(1996), and $160,945 (1995).

As of September 30, 1997, future minimum payments under this lease are:


               1998                                  175,214
               1999                                  180,273
               2000                                  185,328

                                                    --------
          Total minimum lease payments              $540,815
                                                    --------
                                                    --------

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995 (CONTINUED)


NOTE H -- STOCK OPTIONS AND WARRANTS

In January 1989, the Company's Board of Directors ratified a stock option plan whereby key personnel were granted options to purchase an aggregate of 150,000 shares of common stock. These options, which carried an exercise price of $4.625 were repriced to $3.50 during 1994. These options were exercisable beginning in January of 1989 and expire on April 30, 1996. No options were exercised during the year. Options for 113,000 shares of common stock were outstanding at September 30, 1997.

In January 1996, the Company's Board of Directors voted to extend the stock option plan through April 30, 1999 with the price per share to remain at $3.50.

NOTE I -- LITIGATION

In February 1994 a suit was filed against the Company for an environmental claim related to property it leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean-up. This action was settled during January 1997. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company is required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. The Company has already accrued and expensed the $110,000 during 1994, 1995 and 1997.

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. It is legal counsels opinion that the significance of this arrangement is that the Company will be able to seek reimbursement of settlement monies from the State of California's Underground Storage Tank (UST) Clean Up Fund. This claim is currently pending with the UST Clean Up Fund and will be under consideration for two to three years. No reimbursement of settlement monies has been accrued as of September 30, 1997.

During 1995 the Company paid an arbitration award of $30,000 to an individual related to a stock purchase agreement between he and the Company. That $30,000 was expensed during 1995.

There were four wrongful death claims filed against the Company during 1996 and two additional companion lawsuits filed in 1997. All six cases involved merchant seamen dying from Leukemia. All six cases alleged that chemicals supplied by the Company, as well as numerous other defendants, contributed to the deaths. The Company was dismissed by the Plaintiff in one of the cases. Another of the cases has been dismissed, but the Plaintiff has appealed that ruling. Management believes all these lawsuits are without merit and intends to vigorously defend against them. The Company carries no product liability insurance which would cover these claims.

NOTE J -- INCOME PER COMMON SHARE

Primary income per share of common stock is computed after deducting dividends on preferred stock and is based on the weighted average number of shares outstanding. Each outstanding share of preferred stock is convertible into 2.4 common shares at the option of the preferred shareholder. Conversion of these shares has been assumed in the computation of fully diluted earnings per share. Outstanding options were considered in the primary and fully dilutive earnings per share calculations using the treasury stock method. Fully diluted earnings per share for 1995 and 1997 are not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995 (CONTINUED)



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

The components of the income tax provision charged to operations were:


                                                            YEAR ENDED SEPTEMBER 30
                                                            -----------------------
                                                      1997           1996          1995
                                                      ----           ----          ----
   Current:
     Federal                                       $ 129,428       $156,946      $ 138,546
     State and foreign                                50,531         48,034         40,984
                                                   ---------      ---------      ---------
                                                   $ 179,959       $204,980      $ 179,530
   Deferred:
     Net change in deferred tax asset              $  32,287       $(19,373)     $ (50,203)
     Net change in deferred tax liability            (24,459)        13,617        (22,555)

                                                   ---------      ---------      ---------
                                                   $ 187,787      $ 199,224      $ 106,772
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------



The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:



                                                             YEAR ENDED SEPTEMBER 30
                                                             -----------------------
                                                       1997            1996           1995
                                                       ----            ----           ----
      Federal statutory rate                            34%             34%            34%
      Increases (decreases):
      California franchise tax, net of
      Federal income tax benefit                        5.7%           5.7%           5.7%
      Dividends                                        (2.7%)         (6.3%)         (4.2%)
      Other                                            (3.7%)           0.2          (4.1%)

                                                      ------         ------         ------
                                                       33.3%          33.6%          31.4%
                                                      ------         ------         ------
                                                      ------         ------         ------

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995 (CONTINUED)

The principal components of deferred tax assets were:

                                                  YEAR ENDED SEPTEMBER 30
                                                  ------------------------
                                                      1997           1996
                                                      ----           ----

     Unrealized losses on marketable securities   $    -0-       $  15,384
     Allowance for doubtful accounts                 2,165           2,165
     Inventory-uniform capitalization               17,988          12,297
     Accumulated amortization                        6,272           3,812
     Accrued environmental liability                23,007          43,300
                                                  --------       ---------

       Total for the year                         $ 49,432       $  76,958
                                                  --------       ---------
                                                  --------       ---------

The principal components of deferred tax liability were:

                                           YEAR ENDED SEPTEMBER 30
                                          ------------------------
                                             1997           1996
                                             ----           ----

     Accumulated depreciation           $  6,720       $    8,721
     Investment in affiliates             50,950           50,950
                                        --------       ----------

       Total for the year               $ 57,670       $   59,671
                                        --------       ----------
                                        --------       ----------



NOTE L -- PROFIT-SHARING PLAN

The Company contributes to a profit-sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are made from net profits as determined by the Board of Directors. Profit-sharing expense, which equals contributions, was $102,250 in 1997, $41,000 in 1996 and $36,000 in 1995.


NOTE M -- SALES INFORMATION AND MAJOR CUSTOMERS

Net sales to the United States government were $408,344 (1997), $582,974 (1996) and $598,301 (1995). These sales were comprised principally of sealants. One other customer accounted for more than 10% of sales during 1997. The sales to this company were $387,264. These sales were comprised principally of coatings and sealants. No other single customer accounted for 10% or more of sales during the year.


Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:
                                            YEAR ENDED SEPTEMBER 30
                                            -----------------------
                                      1997           1996           1995
                                      ----           ----           ----
     Export sales                  $372,209       $342,257       $378,031
     Royalty income                $ 13,484       $ 17,163       $ 17,650

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995 (CONTINUED)

NOTE N --  RELATED PARTIES

Altius Investment Corporation owns approximately 27.5% of the Company's outstanding common shares. Two of the five members of the board, including the Company's President and Chairman, who also serves as Altius Investment Corporation's Chairman, are members of the Altius Investment Corporation's Board of Directors.

                             THE FLAMEMASTER CORPORATION
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                            Charged/
                                                              Charged/      (Credited) To
                                                Balance      (Credited) To  Other                          Balance
                                                Beginning     Costs and     Accounts       Deductions    At End Of
                                                Period        Expenses      Describe       Describe         Period
                                                ------        --------      --------       --------         ------
Year ended September 30, 1997:
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts             $ 5,000                                                     $ 5,000
    Allowance for Net Unrealized
     Losses on marketable equity
     Securities - Current                       $   -0-                                                     $   -0-
    Allowance for Net Unrealized
     Losses on Marketable Equity
     Securities - Noncurrent                    $   -0-                                                     $   -0-
                                                -------        -------        -------        -------        -------

              TOTAL                             $ 5,000        $   -0-        $   -0-        $   -0-        $ 5,000
                                                -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------


Year ended September 30, 1996:
  Deducted from asset accounts:
    Allowance for Doubtful Accounts              $5,000                                                     $ 5,000
    Allowance for Net Unrealized
     Losses on marketable equity
     Securities - Current                       $   -0-                                                     $   -0-
    Allowance for Net Unrealized
     Losses on marketable equity
     Securities - Noncurrent                    $   -0-                                                     $   -0-
                                                -------        -------        -------        -------        -------

              TOTAL                             $ 5,000        $   -0-        $   -0-        $   -0-        $ 5,000
                                                -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------

Year ended September 30, 1995:
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts             $8,780          $5,000        ($8,780)(1)                   $ 5,000
    Allowance for Net Unrealized
     Losses on marketable equity
     Securities - Current                       $35,161                      ($35,161)(2)                   $     0
    Allowance for Net Unrealized
     Losses on marketable equity
     Securities - Noncurrent                    $   -0-                                                     $   -0-
                                                -------        -------        -------        -------        -------

                TOTAL                           $43,941        $ 5,000       ($43,941)       $     0        $ 5,000
                                                -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------


(1) Credited to accounts receivable to write-off bad debt.
(2) Credited directly to marketable securities due to the adoption of new method of accounting for marketable securities.

                                      EXHIBIT I
                               FLAMEMASTER CORPORATION
                           EARNINGS PER SHARE CALCULATIONS
                                  SEPTEMBER 30, 1997




PRIMARY

Income from Operations                                                375,402
Preferred Dividends                                                   (42,840)
                                                                   -----------
                                                                      332,562
Net Weighted Average Shares Outstanding                         (2) 1,286,883

Common Stock - Average Outstanding                1,264,363
Common Stock Options                             (1) 22,520
                                                 ----------
                                                  1,286,883(2)
Primary Earnings Per Share                                           $  .2584
                                                                     --------
                                                                     --------

Common Stock Options Calculation:
     First Quarter        113,000 - 113,000 X 3.5 =                    18,833
                                    -------------
                                         4.20
     Second Quarter       113,000 - 113,000 X 3.5 =                    37,667
                                    -------------
                                         5.25
     Third Quarter        113,000 - 113,000 X 3.5 =                    27,763
                                    -------------
                                         4.64
     Fourth Quarter       113,000 - 113,000 X 3.5 =                     5,818
                                    -------------                     -------
                                         3.69
                                                                       90,081
                                                                      -------
                                                                         4

Common Stock Options                                             (1)   22,520
                                                                     --------
FULLY DILUTED
Income from Operations                                                375,402
Net Weighted Average Shares Outstanding                          (4)1,450,683

Common Stock -Average Outstanding                 1,264,363
Convertible Preferred Stock                         163,800
Common Stock Options                           (1)   22,520
                                               ------------
                                                  1,450,683(4)

Fully Diluted Earnings Per Share                                      $ .2587
                                                                      -------
                                                                      -------

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

THE FLAMEMASTER CORPORATION
       (Registrant)


/s/ JOSEPH MAZIN
---------------------------------------------
Joseph Mazin,
Chairman, President, Chief Executive Officer,
Chief Financial Officer and Director

Date: December 19, 1997
     --------------------------------


/s/ BARBARA E. WAITE
-------------------------------------
Barbara E. Waite,
Treasurer and Assistant Secretary

Date: December 19, 1997
     --------------------------------


/s/ DONNA MAZIN
-------------------------------------
Donna Mazin,
Director

Date: December 19, 1997
     --------------------------------



/s/ SION MAZIN
-------------------------------------
Sion Mazin,
Director

Date: December 19, 1997
     --------------------------------

                                  STOCK INFORMATION



The Company's common stock is traded over-the-counter on the National Market System with the NASDAQ symbol "FAME." The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
                                   Low Bid      High Bid
                                   -------      --------

October-December 1995              $2.729         $3.417
January-March 1996                 $3.458         $4.083
April-June 1996                    $3.875         $5.333
July-September 1996                $3.896         $4.979

October-December 1996              $3.979         $4.416
January-March 1997                 $4.625         $5.875
April-June 1997                    $4.166         $5.104
July-September 1997                $3.125         $4.250

As of December 16, 1997, there were approximately 1,000 beneficial holders of Registrant's common stock. In March 1990 the Company increased its regular quarterly cash dividend to $.025 per share from $.02 per share. In July 1991 the quarterly cash dividend was further increased to $.0275 per share. In January 1992, the regular quarterly cash dividend was further increased to $.03 per share. The common stock dividend was increased on November 1, 1996 from $.03 to $.035 per quarter. Dividends are expected to remain constant in the near future.

                                DIRECTORS AND OFFICERS



BOARD OF DIRECTORS                           OFFICERS                      ADVISORS
Joseph Mazin                                 Joseph Mazin                  Robert Groves
Chairman, President and                      Chairman, President and
Chief Executive Officer                      Chief Executive Officer       CONSULTANTS
                                                                           Ted S. Sokol
Leon Gutowicz                                Kenneth F Chenard.
Office Supply/Operator                       Vice President, Sales

Sion Mazin                                   Barbara E. Waite              EXECUTIVE OFFICES
Retired Bank President                       Treasurer & Asst. Secretary   11120 Sherman Way
                                                                           Sun Valley, CA 91352
Donna Mazin
President, Altius Investment Corporation

Stuart Weinstein
Investments - Real Estate & Securities                                     TRANSFER AGENT
                                                                           U.S.Stock Transfer
                                                                           (818)982-1659
                                                                           1745 Gardena Avenue
                                                                           Glendale, CA 91204
AUDITOR
Beckman & Associates
5950 Canoga Avenue, First Floor
Woodland Hills, CA 91367-5035

FORM 10-K
The Company's Form 10-K Annual Report as filed with the Securities and Exchange Commission may be obtained upon written request addressed to:

Barbara E. Waite, Treasurer
Flamemaster Corporation
P.O.Box 1458
Sun Valley, CA 91353-1458