Form 10-Q
period 1997-12-31
FLAMEMASTER CORP
filed 1998-02-05
CIK 37358

                                     FORM 10- Q

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR QUARTER ENDED: DECEMBER 31, 1997      COMMISSION FILE NO:  0-2172


                            THE FLAMEMASTER CORPORATION
                            ---------------------------
               (Exact name of Registrant as specified in its Charter)

                NEVADA                                    95-2018730
--------------------------------------------     ---------------------------
(State or other jurisdiction of incorporation    (IRS Employer identification
          or organization)                                 Number)


                   11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
         __________________________________________________________________
                      (Address of Principal Executive Office)


Registrant's telephone number including area code:    (818) 982-1650
                                                    ------------------

Registrant's facsimile number including area code:    (818) 765-5603
                                                    ------------------


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X                          NO
                      ----------------                  -----------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                        DECEMBER 31, 1997   1,324,786
                         ___________________________

Item 1 Financial Information
Item 1 Financial Statements
                            THE FLAMEMASTER CORPORATION
                              CONDENSED BALANCE SHEETS


                                                DECEMBER 31,     SEPTEMBER 30,
                                                    1997             1997
                                                (UNAUDITED)         (NOTE)
                                             ----------------    -------------
ASSETS:
CURRENT ASSETS:
---------------
Cash and short-term investments                 $1,435,120         $1,375,947
Marketable securities                            2,658,968          2,172,740
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                   457,979            451,908
Inventories                                        624,014            660,289
Prepaid expenses & other assets                     45,664             36,986
Other investments                                   46,287             46,287
Deferred income taxes                               39,070             49,432
                                                ----------          ---------
TOTAL CURRENT ASSETS:                            5,307,102          4,793,589

License agreement                                  116,757            120,927
Equipment and improvements, net of
 accumulated depreciation                           36,002             36,869
                                                ----------         ----------
TOTAL ASSETS                                    $5,459,861         $4,951,385
                                                ----------          ---------
                                                ----------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
-------------------
Accounts payable                                  $190,478         $   95,216
Accrued liabilities                                  9,782              9,686
Income taxes payable                                    -             (63,347)
Deferred tax liability                              57,517             57,670
Environmental reserve                               44,495             53,135
Deferred credits                                    37,702             37,702
                                                ----------          ---------
TOTAL CURRENT LIABILITIES:                         339,974            190,062
SHAREHOLDERS' EQUITY
PREFERRED STOCK,par value,$.01 per share,
cumulative,$.56 dividend, convertible,callable,
at $5.95, authorized 500,000 shares, issued and
outstanding 59,250 at 12/31/97 and 68,250 9/30/97      593                682
COMMON STOCK,par value,$.01 per share,
authorized 6,000,000 shares; issued and
outstanding 1,324,786 shares at 12/31/97
and 1,306,412 shares at 9/30/97.                    13,248             13,064
Additional paid-in Capital                       2,530,562          2,538,088
Retained earnings                                2,264,744          2,236,753
Allowance for marketable securities                310,740            (27,264)
                                                ----------          ---------
TOTAL STOCKHOLDERS' EQUITY                      $5,119,887         $4,761,323
                                                ----------          ---------
TOTAL LIABILITY AND EQUITY                      $5,459,861         $4,951,385
                                                ----------          ---------
                                                ----------          ---------

Note: Balance sheet as of September 30, 1997 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                            THE FLAMEMASTER CORPORATION
                    CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
                          THREE MONTHS ENDED DECEMBER 31,
                        ____________________________________

                                                         1997          1996
                                                       ---------     ---------

Net sales and gross revenues                           $920,422      $736,978
                                                      ---------     ---------
                                                      ---------     ---------
Costs and expenses:
   Cost of sales                                        513,471       448,905
   Selling                                               73,838        73,624
   General and administrative                           156,668       147,779
   Laboratory costs                                      62,394        54,735
   Other, (income), expenses, net                       (29,142)      (33,908)
                                                      ---------     ---------
                                                        777,229       691,135
                                                      ---------     ---------
Income before income taxes                              143,193        45,843

Income taxes                                             53,818        19,182
                                                      ---------     ---------
Net income                                               89,375       $26,661
                                                      ---------     ---------
                                                      ---------     ---------


Net income per share, primary                              $.06          $.01
                                                           ====          ====
Net income per share, fully diluted                        $.06          $.01
                                                           ====          ====

Weighted average shares outstanding:
   Primary                                            1,339,699     1,266,516
                                                      ---------     ---------
                                                      ---------     ---------
   Fully diluted                                      1,503,499     1,456,716
                                                      ---------     ---------
                                                      ---------     ---------


See notes to condensed  financial statements.

                            THE FLAMEMASTER CORPORATION
                  CONDENSED  STATEMENTS OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED DECEMBER 31, 1997


                                                           1997          1996
                                                           ----          ----

Net cash provided (used) by operating activities:        $273,173     $(31,385)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment & improvements                      (4,110)          -
Net purchases and sales of investment
securities                                               (141,074)      (8,560)
                                                        ---------    ---------
                                                         (145,184)      (8,560)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company's common stock                        (14,430)     (21,998)
Dividends paid                                            (54,386)     (54,624)
Issuance of common stock                                       -            -
                                                        ---------    ---------
Net cash used in financing activities                     (68,816)     (76,622)
                                                        ---------    ---------
NET INCREASE, (DECREASE), IN CASH                          59,173     (116,567)
                                                        ---------   ----------
Cash, beginning of period                              $1,375,947   $1,355,770
                                                       ----------   ----------
Cash, end of period                                    $1,435,120   $1,239,203
                                                       ----------   ----------
                                                       ----------   ----------
Cash paid during period for income taxes               $   60,000   $   29,100
                                                       ----------   ----------
                                                       ----------   ----------



See notes to Condensed  Financial Statements.

Item 1 Financial Statements (continued)

                                THE FLAMEMASTER CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: The accompanying unaudited condensed financial statements have been prepaid in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes threto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          INVESTMENT IN DEBT AND EQUITY SECURITIES The Company adopted Statement of Financial Accounting Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At December 31, 1997 the Company had no investments that qualified as trading or held to maturity.
          The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific indentification method.

                              THE FLAMEMASTER CORPORATION
                       NOTES TO CONDENSED  FINANCIAL STATEMENTS
                                     (UNAUDITED)

Note 2:   Inventories are summarized as follows:

                                           DECEMBER 31    SEPTEMBER 30
                                               1997          1997
                                            ----------    -----------
     Raw materials                           $288,519       $269,518
     Shipping materials                        56,565         58,897
     Finished goods                           278,930        331,874
                                             --------       --------
                                             $624,014       $660,289
                                             --------       --------

Note 3: During the three months ended December 31 ,1997 , the Company purchased 3874 shares of its outstanding common stock at a cost of $14,430.

Note 4:   MARKETABLE SECURITIES:
          Marketable securities classified as current assets at December 31,1997 include the following:
                                                  FAIR VALUE        COST
                                                  ----------    ----------
     Other Govt Bonds                              $170,934       $173,319
     U.S.Treasury obligations                       448,417        421,914
     Corporate debt securities                       24,732         22,575
     Mortgage backed securities                       2,427          2,782
     Marketable equity securities                 2,012,458      1,749,366
                                                  ---------      ---------
                                                  2,658,968      2,369,956

     The contractual maturities of debt
     securities available for sale at
     December 31, 1997 are as follows:
                                                  FAIR VALUE        COST
                                                  ----------    ----------
     Due within one year                          $     -0-      $     -0-
     Due after one year thru 5 years                248,349        239,105
     Due after 5 years thru 10 years                224,800        205,385
     Due after 10 years                             170,932        173,318
     Note due at single maturity date                 2,427          2,782
                                                  ---------      ---------
                                                    646,508        620,590

Gross unrealized holding gains and losses at December 31, were $ 411,541 and $122,530 respectively. Realized gains from the sale of securities for the three months ended December 31, were $6,825.

THE FLAMEMASTER CORPORATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          DECEMBER 31, 1997 COMPARED TO SEPTEMBER 30, 1997 AND
          DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996.

          FINANCIAL CONDITION:
          --------------------

          The Company's financial position is strong, current assets were $5,307,102 compared to current liabilities of $339,974 at December 31, 1997 for a current ratio of 15.6 to 1. Working capital stood at $4,967,128 on December 31, 1997 compared to $4,603,527 on
          September 30, 1997. The increase is attributableto the Company's strong financial performance. Accounts receivable remained steady at $457,979 from $451,908 at September 30, 1997. Inventories declined moderately to $624,014 from $660,289 at year end due to quicker turn around time. Revenues for the three months were up $183,444 or 25% over the prior year's quarter. Sales were up due to addition of both new customers and new products.

          Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the forseeable future. Management believes that the Company's creditworthiness is substantial relative to its size,

          The Company paid a $.035 dividend on its common stock in December 1997 and its Board of Directors declared a $.035 dividend to be paid on March 31, 1998 to shareholders of record, March 16, 1998.

          RESULTS OF OPERATIONS:
          ----------------------

          For the three months ended December 31, 1997 net income was $89,375 compared to $26,661 or $.06 per share vs. $.01 per share in the year earlier period. The healthy increase in net earnings was due to the Company's strong sales gain resulting in a lower cost of sales. The Company expanded its product lines in high performance sealants and added several new customers. Selling expense decreased as a percentage of sales due to the expanded volume of business. Laboratory costs including research and development for this quarter increased to $62,394 from $54,735 in the previous year, but as a percentage of sales decreased modestly. General and administrative expenses decreased to about 17% of sales from about 20% in the year earlier quarter also due to the growth in sales volume.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     THE FLAMEMASTER CORPORATION
                                     ---------------------------
                                            (Registrant)




DATE:_________________________       _____________________________________
                                                  (Signature)
                                     Joseph Mazin, President and Chairman
                                     and Chief Executive Officer


DATE:_________________________       _____________________________________
                                                  (Signature)
                                     Barbara E. Waite, Treasurer and
                                     Secretary


DATE:_________________________       _____________________________________
                                                  (Signature)
                                     Donna Mazin, Director