Form 10-Q
period 1998-03-31
FLAMEMASTER CORP
filed 1998-05-08
CIK 37358

                                     FORM 10- Q

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR QUARTER ENDED: MARCH 31, 1998    COMMISSION FILE NO:  0-2172
                          -----------------                       --------


                             THE FLAMEMASTER CORPORATION
                ------------------------------------------------------
                (Exact name of Registrant as specified in its Charter)

                NEVADA                                      95-2018730
---------------------------------------------      ----------------------------
(State or other jurisdiction of incorporation      (IRS Employer identification
or organization)                                    Number)

                   11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
-------------------------------------------------------------------------------
                      (Address of Principal Executive Office)


Registrant's telephone number including area code:  (818) 982-1650
                                                  -----------------

Registrant's facsimile number including area code:  (818) 765-5603
                                                  -----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES    X                   NO
                 --------------------       --------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                 APRIL 10, 1998          1,652,710
                 ----------------------------------

Item 1 Financial Information
Item 1 Financial Statements

                                         THE FLAMEMASTER CORPORATION
                                          CONDENSED BALANCE SHEETS
                                                                       MARCH 31         SEPTEMBER 30
                                                                         1998               1997
                                                                     (UNAUDITED)           (NOTE)
                                                                     -----------        ------------
CURRENT ASSETS :
Cash and short-term investment                                        $1,424,725          $1,375,947
Marketable securities                                                  2,353,061           2,172,740
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                                         577,715             451,908
Inventories                                                              664,243             660,289
Prepaid expenses & other assets                                          100,411              36,986
Other investments                                                         46,287              46,287
Deferred income taxes                                                     37,175              49,432
                                                                          ------              ------
TOTAL CURRENT ASSETS:                                                  5,203,617           4,793,589

License agreement                                                        112,587             120,927
Equipment and improvements, net of
 accumulated depreciation                                                 32,658              36,869
                                                                          ------              ------
TOTAL ASSETS                                                          $5,348,862          $4,951,385
                                                                      ----------          ----------
                                                                      ----------          ----------


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                                        $100,871             $95,216
Accrued liabilities                                                       10,989               9,686
Income taxes payable                                                      93,857            (63,347)
Deferred tax liability                                                    56,522              57,670
Environmental reserve                                                      8,456              53,135
Deferred credits                                                          37,702              37,702
                                                                          ------              ------
TOTAL CURRENT LIABILITIES:                                               308,397             190,062
Long-Term debt                                                           376,656                -
                                                                         -------             -------
Total Liabilities:                                                       685,053             190,062

SHAREHOLDERS' EQUITY
PREFERRED STOCK,par value,$.01 per share,
cumulative,$.56 dividend, convertible,callable,
at $5.95, authorized 500,000 shares, issued and
outstanding, zero at 3/31/98 and 68,250 9/30/97                            -0-                   682
COMMON STOCK, par value,$.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,652,710 shares at 3/31/98 and 1,567,066 shares
at 9/30/97.                                                               13,779              13,064
Additional paid-in Capital                                             2,276,799           2,538,088
Retained earnings                                                      2,231,112           2,236,753
Allowance for marketable securities                                      142,119            (27,264)
                                                                      ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                            $4,663,809          $4,761,323
                                                                      ----------          ----------
                                                                      ----------          ----------
TOTAL LIABILITY AND EQUITY                                            $5,348,862          $4,951,385
                                                                      ----------          ----------
                                                                      ----------          ----------




Note: Balance sheet as of September 30, 1997 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.


                                           THE FLAMEMASTER CORPORATION
                                    CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
                                           THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------

                                                                            1998               1997
                                                                            ----               ----
Net sales and gross revenues                                          $1,018,351            $875,143
                                                                      ----------          ----------
                                                                      ----------          ----------

Costs and expenses:
 Cost of sales                                                           484,127             465,382
 Selling                                                                  67,177              70,001
 General and administrative                                              148,399             161,171
 Laboratory costs                                                         59,703              56,095
 Other, (income), expenses, net                                         (18,406)            (57,909)
                                                                      ----------          ----------
                                                                         741,000             694,740
                                                                      ----------          ----------


Income before income taxes                                               277,351             180,403

Income taxes                                                             104,495              70,868

                                                                      ----------          ----------
Net income                                                              $172,856            $109,535
                                                                      ----------          ----------
                                                                      ----------          ----------


Net income per share, primary                                            $.11                 $.07
                                                                         ----                 ----
                                                                         ----                 ----
Net income per share, fully diluted                                      $.11
                                                                         ----                 ----
                                                                         ----                 ----


Weighted average shares outstanding:
 Basic                                                                 1,652,710           1,540,471
                                                                      ----------          ----------
                                                                      ----------          ----------
 Diluted                                                               1,769,097           1,768,620
                                                                      ----------          ----------
                                                                      ----------          ----------



See notes to condensed financial statements.

                                                THE FLAMEMASTER CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)
                                              SIX MONTHS ENDED MARCH 31, 1998
                                              -------------------------------

                                                                            1998                1997
                                                                            ----                ----
Net sales and gross revenues                                          $1,938,773          $1,612,121
                                                                      ----------          ----------
                                                                      ----------          ----------

Costs and expenses:
  Cost of sales                                                          997,598             914,287
  Selling                                                                141,015             143,625
  General and administrative                                             305,067             308,950
  Laboratory costs                                                       122,097             110,830
  Other, (income), expenses, net                                        (47,548)            (91,817)
                                                                      ----------          ----------
                                                                       1,518,229           1,385,875
                                                                      ----------          ----------

Income before income taxes                                               420,544             226,246

Income taxes                                                             158,313              90,050
                                                                      ----------          ----------

Net income                                                              $262,231            $136,196
                                                                      ----------          ----------
                                                                      ----------          ----------



Net income per share, basic                                               $.16               $.09
                                                                          ----               ----
                                                                          ----               ----
Net income per share, diluted                                             $.16
                                                                          ----
                                                                          ----
Weighted average shares outstanding:
  Basic                                                                1,614,952           1,529,870
                                                                      ----------          ----------
                                                                      ----------          ----------
  Diluted                                                              1,731,339           1,758,019
                                                                      ----------          ----------
                                                                      ----------          ----------




See notes to condensed consolidated financial statements.

                                                        THE FLAMEMASTER CORPORATION
                                              CONDENSED  STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     THREE MONTHS ENDED MARCH 31, 1998


                                                                            1998                1997
                                                                            ----                ----
Net cash provided (used) by operating activities:                       (79,478)             $57,403
                                                                      ----------          ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment & improvements                                    (1,870)             (8,814)
Net purchases and sales of investment
securities                                                               144,610              35,773
                                                                         -------              ------
                                                                         142,740              26,959
                                                                         -------              ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company's Preferred Stock                                   (42,998)               -0-
Purchase of Company's Common Stock                                        -0-               (44,293)
Dividends paid                                                          (47,420)           (109,041)
Issuance of common stock                                                  16,761              -0-
                                                                        --------           ---------
Net cash used in financing activities                                   (73,657)           (153,334)
                                                                        --------           ---------


NET INCREASE, (DECREASE), IN CASH                                       (10,395)           $(68,972)


Cash, beginning of period                                             $1,435,120          $1,355,770
                                                                      ----------          ----------
Cash, end of period                                                   $1,424,725          $1,286,798
                                                                      ----------          ----------
                                                                      ----------          ----------


Cash paid during period for income taxes                                 $20,000             $40,000
                                                                      ----------          ----------
                                                                      ----------          ----------



See notes to Condensed Financial Statements.

                                THE FLAMEMASTER CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: The accompanying unaudited condensed financial statements have been prepaid in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.
          Operating results for the six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes threto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          INVESTMENT IN DEBT AND EQUITY SECURITIES
          The Company adopted Statement of Financial Accounting
          Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.
          Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities.
          Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized.
          At March 31, 1998 the Company had no investments that qualified as trading or held to maturity.
          The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific indentification method.

                            THE FLAMEMASTER CORPORATION
                          NOTES TO CONDENSED  FINANCIAL STATEMENTS
                                    (UNAUDITED)


Note 2:   Inventories are summarized as follows:

                                                   March 31,   September 30
                                                      1998           1997
                                                      ----           ----
          Raw materials                             $271,405       $269,518
          Shipping materials                          58,053         58,897
          Finished goods                             334,785        331,874

                                                    --------       --------
                                                    $664,243       $660,289

                                                    --------       --------


Note 3: During the three months ended March 31,1998 , the Company did not purchase any of its outstanding common stock.


Note 4:   MARKETABLE SECURITIES:
          Marketable securities classified as current assets at March 31, 1998 include the following:

                                                  Fair Value         Cost
                                                  ----------         ----
          Other Govt Bonds                           $57,260        $57,251
          U.S.Treasury obligations                   455,264        429,265
          Corporate debt securities                   28,070         22,575
          Mortgage backed securities                   2,440          2,749
          Marketable equity securities             1,810,027      1,720,830

                                                  ----------     ----------
                                                  $2,353,061     $2,232,670


          The contractual maturities of debt
          securities available for sale at
          March 31, 1998 are as follows:
                                                  Fair Value        Cost
                                                  ----------        ----
          Due within one year                       $ -0-          $ -0-
          Due after one year thru 5 years            200,414        193,634
          Due after 5 years thru 10 years            282,920        258,207
          Due after 10 years                          57,260         57,251
          Note due at single maturity date             2,440          2,749

                                                    --------       --------
                                                    $543,034       $511,841



          Gross unrealized holding gains and losses at March 31, were $208,772 and $88,380 respectively. Realized losses from the sale of securities for the three months ended March 31, were $4,853.

                            THE FLAMEMASTER CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)



Note 5:
          On February 26, 1998, Flamemaster's Board of Directors approved a 20% stock dividend to be paid April 9, 1998 to all shareholders of record as of March 26, 1998. Flamemaster will treat this dividend as a stock split for financial reporting purposes; as such, earnings per common share amounts, after giving retroactive effect for the dividend, have been presented in the financial statements for all per share amounts disclosed therein.


Note 6: In October 1997, pursuant to the terms of the Company's Preferred stock issue, Flamemaster's Board of Directors approved the calling (redemption) of all Flamemaster Preferred stock at $5.95 per share. Shareholders were given the option of converting the preferred shares into common shares at a 1:2.472 preferred to common ratio, or alternatively tender the shares for convertible notes maturing December 31, 2002. Each preferred share would be convertible into $8 note. These notes yield an annual interest rate of 11.85%, are convertible into common stock at the ratio of 1:2.472 preferred to common after a holding period of one year,and are callable after 1 year. Purusuant to the above, 47,082 preferred shares were converted to notes, 14,119 shares were converted to common stock, and 7,050 shares were purchased and retired by the Company, for a total of 68,250 preferred shares. This represents a complete retirement of all Flamemaster preferred stock outstanding as of March 31, 1998.

THE FLAMEMASTER CORPORATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          MARCH 31, 1998 COMPARED TO SEPTEMBER 30, 1997 AND
          MARCH 31, 1998 COMPARED TO MARCH 31, 1997.

          FINANCIAL CONDITION:

          The Company's financial condition is strong, current assets were $5,203,617 compared to current liabilities of $308,397 at March 31, 1998 for a current ratio of 16.9 to 1. Working capital stood at $4,895,220 on March 31, 1998 compared to $4,603,527 on September 30,
          1997. The increase is attributable to the Company's strong financial performance. Accounts receivable increased to $577,715 at March 31, 1998 from $451,908 at September 30, 1997 due to the growth in sales volume. Inventories increased modestly from year end level due to expanded product offerings. Revenues for the three months were up $143,208 or 16.3% over the prior year's quarter, while revenues for the six months were up $326,652 or 20.2% over the six month period ended March 31, 1997. Sales were up due to the addition of new customers and new products.

          Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the forseeable
          future.  Management believes that the   Company's creditworthiness is
          substantial relative to its size.

          The Company paid a $.028 cash dividend on an adjusted basis on its common stock in March 1998, a 20% stock dividend was paid on April 9, 1998.




          RESULTS OF OPERATIONS:

          For the three months ended March 31, 1998 net income was $172,856
          compared to    $109,535 in the prior year.  Per share income was $.11
          vs $.07 in the year earlier   period.
          The Company expanded its product lines in high performance sealants and added several new customers.
          Selling expense decreased as a percentage of sales due to the expanded volume of business.
          Laboratory costs including research and development for the quarter increased to $59,703 from $56,095 in the previous year, but as a percentage of sales decreased modestly.
          General and administrative expenses decreased to 14.6% of sales from about 18% of sales in the year earlier quarter, due to a reduction in legal expenses and consulting services as well as the growth in sales volume.

PART 11  OTHER INFORMATION

                            THE FLAMEMASTER CORPORATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


The Registrant's annual meeting was held on March 19, 1998 and the following directors were re-elected:

                              Leon Gutowicz
                              Joseph Mazin
                              Donna Mazin
                              Sion Mazin
                              Stuart Weinstein

The directors were elected by a vote of 1,202,938 or a total of 90.56%.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        THE FLAMEMASTER CORPORATION
                                                (Registrant)




DATE:     5-7-98                        /s/ Joseph Mazin
     ------------------------------     ---------------------------------
                                                (Signature)
                                        Joseph Mazin, President and Chairman
                                        and Chief Executive Officer


DATE:     5-7-98                        /s/ Barbara E. Waite
     ------------------------------     ---------------------------------
                                                (Signature)
                                        Barbara E. Waite, Treasurer and
                                        Secretary


DATE:     5-7-98                        /s/ Donna Mazin
     ------------------------------     ---------------------------------
                                                (Signature)
                                        Donna Mazin, Director