Form 10-Q
period 1998-06-30
FLAMEMASTER CORP
filed 1998-08-06
CIK 37358

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR QUARTER ENDED: JUNE 30, 1998      COMMISSION FILE NO:  0-2172


                            THE FLAMEMASTER CORPORATION
                            ---------------------------
               (Exact name of Registrant as specified in its Charter)

                   NEVADA                                   95-2018730
       ------------------------------              -------------------------
(State or other jurisdiction of incorporation      (IRS Employer identification
or organization)                                    Number)




                  11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
         ------------------------------------------------------------------
                      (Address of Principal Executive Office)


Registrant's telephone number including area code:     (818) 982-1650

Registrant's facsimile number including area code:     (818) 765-5603


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES    X                NO
                                          --------                ----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                         APRIL 10, 1998          1,652,710
                        -----------------------------------

Item 1 Financial Information
Item 1 Financial Statements
                            THE FLAMEMASTER CORPORATION
                             CONDENSED BALANCE SHEETS


                                                     June 30     September 30
                                                       1998          1997
                                                    (Unaudited)     (Note)
                                                    -----------  ------------
A S S E T S :
CURRENT ASSETS :
Cash and short-term investment                      $1,581,854     $1,375,947
Marketable securities                                2,206,915      2,172,740
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                       439,216        451,908
Inventories                                            586,259        660,289
Prepaid expenses & other assets                        221,492         36,986
Other investments                                       46,287         46,287
Deferred income taxes                                   54,975         49,432
                                                        ------         ------
TOTAL CURRENT ASSETS:                                5,136,998      4,793,589

License agreement                                      108,417        120,927
Equipment and improvements, net of
 accumulated depreciation                               30,074         36,869
                                                        ------         ------

TOTAL ASSETS                                        $5,275,489     $4,951,385
                                                    ----------     ----------



LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                       $81,696        $95,216
Accrued liabilities                                      8,705          9,686
Income taxes payable                                   125,708        (63,347)
Deferred tax liability                                  41,943         57,670
Environmental reserve                                    7,073         53,135
Deferred credits                                        37,702         37,702
                                                        ------         ------
TOTAL CURRENT LIABILITIES:                             302,827        190,062
Long-Term debt                                         376,656           -
                                                       -------        -------
TOTAL LIABILITIES                                      679,483        190,062

SHAREHOLDERS' EQUITY
PREFERRED STOCK,par value,$.01 per share,
cumulative,$.56 dividend, convertible,callable,
at $5.95, authorized 500,000 shares, issued and
outstanding, zero at 6/30/98 and 68,250 at 9/30/97      -0-               682
COMMON STOCK,par value,$.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,652,710 shares at 6/30/98 and 1,567,066 shares
at 9/30/97.                                             13,779         13,064
Additional paid-in Capital                           2,276,800      2,538,088
Retained earnings                                    2,407,077      2,236,753
Allowance for marketable securities                   (101,650)       (27,264)
                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                          $4,596,006     $4,761,323
                                                    -----------    -----------

TOTAL LIABILITY AND EQUITY                          $5,275,489     $4,951,385
                                                    -----------    -----------
                                                    -----------    -----------



Note: Balance sheet as of September 30, 1997 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                            THE FLAMEMASTER CORPORATION
                    CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
                            THREE MONTHS ENDED JUNE 30,
                        ____________________________________


                                                          1998           1997
                                                          ----           ----

Net sales and gross revenues                          $927,550       $950,431
                                                     ---------      ---------
                                                     ---------      ---------

Costs and expenses:
   Cost of sales                                       508,365        449,600
   Selling                                              68,209         69,209
   General and administrative                          146,998        151,864
   Laboratory costs                                     66,094         62,182
   Other, (income), expenses, net                      (37,556)       (70,943)
                                                     ---------      ---------
                                                       752,110        661,912
                                                     ---------      ---------


Income before income taxes                             175,440        288,519

Income taxes                                            (9,471)        (2,064)
                                                     ---------      ---------
Net income                                            $165,969       $286,455
                                                     ---------      ---------
                                                     ---------      ---------


Net income per share, primary                         $.10           $.18
                                                     ---------      ---------
                                                     ---------      ---------
Net income per share, fully diluted                   $.09           $.16
                                                     ---------      ---------
                                                     ---------      ---------


Weighted average shares outstanding:
   Basic                                             1,652,785      1,552,906
                                                     ---------      ---------
                                                     ---------      ---------
   Diluted                                           1,769,172      1,743,106
                                                     ---------      ---------
                                                     ---------      ---------




See notes to condensed  financial statements.

                            THE FLAMEMASTER CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)
                          NINE MONTHS ENDED JUNE 30, 1998
                           ------------------------------


                                                          1998           1997
                                                          ----           ----
Net sales and gross revenues                        $2,866,323     $2,562,552
                                                    ----------     ----------
                                                    ----------     ----------


Costs and expenses:
  Cost of sales                                      1,505,963      1,363,887
  Selling                                              209,223        212,834
  General and administrative                           452,065        460,804
  Laboratory costs                                     188,191        173,012
  Other, (income), expenses, net                       (85,103)       (96,217)
                                                    ----------     ----------
                                                     2,270,339      2,114,320
                                                    ----------     ----------

Income before income taxes                             595,984        448,232

Income taxes                                          (167,784)       (87,986)
                                                    ----------     ----------

Net income                                            $428,200       $360,246
                                                    ----------     ----------
                                                    ----------     ----------


Net income per share, basic                            $.26           $.21
                                                    ----------     ----------
                                                    ----------     ----------
Net income per share, diluted                          $.25           $.21
                                                    ----------     ----------
                                                    ----------     ----------
Weighted average shares outstanding:
  Basic                                              1,627,563      1,532,952
                                                    ----------     ----------
                                                    ----------     ----------
  Diluted                                            1,743,950      1,723,152
                                                    ----------     ----------
                                                    ----------     ----------




See notes to condensed consolidated financial statements.

                            THE FLAMEMASTER CORPORATION
                  CONDENSED  STATEMENTS OF CASH FLOWS (UNAUDITED)
                          NINE MONTHS ENDED JUNE 30, 1998


                                                          1998           1997
                                                          ----           ----
Net cash provided (used) by operating activities:     $494,465       $435,227
                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of equipment & improvements                     2,396          2,097
Net purchases and sales of investment
securities                                            (101,061)        (4,678)
                                                        ------         ------
NET CASH USED IN INVESTING ACTIVITIES:                 (98,665)        (2,581)
                                                        ------          -----



CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company's Preferred Stock                  (42,998)          -0-
Purchase of Company's Common Stock                     (14,430)       (79,440)
Dividends paid                                        (149,226)      (165,895)
Issuance of common stock                                16,761        175,556

                                                      --------        -------
Net cash used in financing activities                 (189,893)       (69,779)
                                                      --------        -------


NET INCREASE, (DECREASE), IN CASH                     $205,907       $362,867
                                                      --------       --------

Cash, beginning of period                           $1,375,947     $1,355,770
                                                     ---------      ---------
Cash, end of period                                 $1,581,854     $1,718,637
                                                    ----------     ----------
                                                    ----------     ----------


Cash paid during period for income taxes              $180,000       $112,667
                                                    ----------     ----------
                                                    ----------     ----------





See notes to Condensed  Financial Statements.

                            THE FLAMEMASTER CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1:   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe habor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby indentifying information that is forward-looking, including , without limitation, statements regarding the Company's future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entitities on mergers, acquisitions, or alliance possibilities and expansion of product offerings. Actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of
important factors is not exclusivie.   The Company does not undertake to update
any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                THE FLAMEMASTER CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 1998

Note 2:   The accompanying unaudited condensed financial statements
           have been prepaid in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes threto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          INVESTMENT IN DEBT AND EQUITY SECURITIES
          The Company adopted Statement of Financial Accounting
          Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.
          Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities.
          Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized.
          At June 30, 1998 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific indentification method.

                            THE FLAMEMASTER CORPORATION
                      NOTES TO CONDENSED  FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   JUNE 30, 1998


Note 3:   Inventories are summarized as follows:


                                                      June 30,     September 30
                                                        1998           1997
                                                        ----           ----
     Raw materials                                    $246,753       $269,518
     Shipping materials                                 49,661         58,897
     Finished goods                                    289,845        331,874
                                                      --------       --------
                                                      $586,259       $660,289
                                                      --------       --------



Note 4: During the three months ended June 30,1998 , the Company did not purchase any of its outstanding common stock.


Note 5:   MARKETABLE SECURITIES:
          Marketable securities classified as current assets at June 30, 1998 include the following:


                                                     Fair Value       Cost
                                                     ----------       ----
     Other Govt Bonds                                  $56,870        $57,238
     U.S.Treasury obligations                          466,462        436,746
     Corporate debt securities                          47,933         42,589
     Mortgage backed securities                          2,038          2,365
     Marketable equity securities                    1,633,613      1,783,857
                                                     ---------      ---------
                                                    $2,206,916     $2,322,795

     The contractual maturities of debt
     securities available for sale at
     June 30, 1998 are as follows:

                                                      Fair Value       Cost
                                                      ----------       ----
     Due within one year                             $   -0-        $   -0-
     Due after one year thru 5 years                   204,064        197,143
     Due after 5 years thru 10 years                   300,606        272,185
     Due after 10 years                                 56,870         57,238
     Note due at single maturity date                    2,038          2,365
                                                      --------       --------
                                                      $563,578       $528,931

     Gross unrealized holding gains and losses at June 30, were $180,577 and $296,456 respectively. Net realized gains from the sale of securities for the three months ended June 30, were $7,021.

THE FLAMEMASTER CORPORATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          JUNE 30, 1998 COMPARED TO SEPTEMBER 30, 1997 AND
          JUNE 30, 1998 COMPARED TO JUNE 30, 1997.

          FINANCIAL CONDITION:
          The Company's financial condition is strong, current assets were $5,136,998 compared to current liabilities of $302,827 at June 30, 1998 for a current ratio of about 17 to 1. Working capital stood at $4,834,171 on June 30, 1998 compared to $4,603,527 on September 30,
          1997. The increase is attributable to the Company's strong financial performance. Accounts receivable declined slightly to $439,216 from $451,908 at September 30, 1997 due to strong collection efforts. Inventories declined to $586,259 from $660,289 at year end due to quicker turn around time. Revenues for the three months declined slightly to $927,550 from $950,431 in the previous year's quarter due to expanded sales of lower priced items. For the nine months sales increased to $2,866,323 from $2,562,552 in the prior year's period.

          Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the foreseeable future. Management believes that the Company's creditworthiness is substantial relative to its size.

          The Company paid a $.03 cash dividend in July 1998 up from an adjusted $.028 cash dividend paid in March 1998, a 20% stock dividend was paid April 9, 1998.


          RESULTS OF OPERATIONS:
          For the three months ended June 30, 1998 net income was $165,969 compared to $286,455 in the prior year, the decline in net income was due to sales of lower margin products. Per share net income basic was $.10 vs $.18 in the year earlier and diluted $.09 vs $.16.

          For the nine months ended June 30, 1998 net income was $428,200 vs $360,246 for the June 30, 1997 period, while per share earnings basic expanded to $.26 from $.21.

          For the three month period cost of sales expanded due to sales of lower margin products and a modest increase in some raw materials and freight charges. Selling expense remained steady while general and administrative costs declined slightly. Laboratory costs including research and development for the quarter increased to $66,094 from $62,182 in the previous year.

          For the nine month period cost of sales decreased to 52.5% of sales from $53.2% of sales in the June 30, 1997 period, while general & administrative expenses declined to 15.77% from 17.98% in the year earlier due to greater efficiency as well as growth in sales volume.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           THE FLAMEMASTER CORPORATION
                                           ---------------------------
                                                (Registrant)



DATE: August 6, 1998                     /s/ Joseph Mazin
     -------------------------          ------------------------------
                                               (Signature)
                                        Joseph Mazin, President and Chairman
                                        and Chief Executive Officer

DATE: August 6, 1998                     /s/ Barbara E. Waite
     -------------------------          ------------------------------
                                               (Signature)
                                        Barbara E. Waite, Treasurer and
                                        Secretary

DATE: August 6, 1998                     /s/ Donna Mazin
     -------------------------          ------------------------------
                                               (Signature)
                                        Donna Mazin, Director