Form 10-K
period 1998-09-30
FLAMEMASTER CORP
filed 1998-12-09
CIK 37358

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998 Commission File No: 0-2712

                           THE FLAMEMASTER CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)

                    NEVADA                            95-2018730
                    ------                            ----------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)          Identification Number)

                 11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA     91352
                 -----------------------------------------     -----
                  (Address of Principal Executive Offices)    Zip Code

       Registrant's telephone number, including area code: (818) 982-1650
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE


          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK - $.01 PAR VALUE
                          -----------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates at November 23, 1998 was $4,666,398.

As of September 30, 1998, there were 1,645,016 shares of common stock, $.01 par value, outstanding.

Part III is incorporated by reference from the proxy statement for the next annual meeting of the shareholders.

                            TABLE OF CONTENTS

PART I                                                                              PAGE
------                                                                              ----
Item 1  Business
Item 2  Properties
Item 3  Legal Proceedings
Item 4  Submission of Matters to a Vote of Security Holders


PART II
-------

Item 5  Market for Registrant's Common Stock and Related
           Stockholder Matters
Item 6  Selected Financial Data
Item 7  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Item 8  Financial Statements and Supplementary Data
Item 9  Disagreements on Accounting and Financial
           Disclosure


PART III
--------

Item 10 Directors and Executive Officers of the Registrant
Item 11 Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners
           and Management
Item 13 Certain Relationships and Related Transactions


PART IV
-------

Item 14 Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K


SIGNATURES


                       THE FLAMEMASTER CORPORATION

                                 PART I


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

SEALANTS:

Sealants are used in various aerospace applications such as the sealing of seams in aircraft fuel tanks and pressurized passenger or crew compartments and optical devices.

In August 1994, Registrant entered into an agreement with Courtaulds, Aerospace, Inc. wherein Courtaulds granted to Flamemaster a license with respect to certain technology and proprietary rights of Courtaulds which Flamemaster expects to enhance its sealants line.

ROYALTIES:

Approximately 0.002% of the Registrant's revenues were derived from royalties. Some protection exists for the Company's products through patents. However, not a major portion of business is subject to licenses. Registrant receives royalty income from Hitachi Cable, Ltd. of Japan.

Hitachi Cable produces the Registrant's flame retardant coating in Japan under a nonexclusive license agreement. Royalties paid are 3% and 6% of net sales and are reported and paid annually.

This agreement will expire in November of 1999. Royalty income decreased from $13,484 in 1997 to $10,399 in 1998.

                       THE FLAMEMASTER CORPORATION

                                 PART I
                              (Continued)


Royalties (Continued):


Flamemaster pays royalties to Courtaulds Aerospace, Inc. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant. The minimum required royalty payment is $25,000 per year from 1996 through 2003. Royalties paid to Courtaulds were $25,000 for fiscal l998.

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

Most of the products manufactured by Flamemaster are required to be qualified or listed by either government or civilian agencies. The qualification and listing process involves independent testing of new products to determine that they meet minimum criteria of performance as established by government and civilian agencies. Once a new product is qualified and listed, the product may be marketed. The product mix includes products of which the registrant is the sole qualified supplier. Flamemaster's sales are a mixture of competitive bids and sales at catalog price to a variety of customers.

Flamemaster sells sealants to the United States Government, large and small manufacturers, and airlines in the United States and Canada. Coatings are sold for use in the construction of electric utilities and other industrial plants requiring flame retardant coatings.

                        THE FLAMEMASTER CORPORATION

                                  PART I
                                (Continued)

RAW MATERIALS:

Registrant buys most of its raw materials from a variety of large, well-established suppliers and manufacturers of the chemicals required to make sealants and coatings. These suppliers are under no obligation to continue supplying these chemicals to Flamemaster, but these chemicals are readily available from other suppliers.

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

PRINCIPAL PRODUCTS:

The principal product classes produced by the Registrant consist of sealants and coatings. Sales of sealants were $3,246,210, $2,671,118 and $2,416,293 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. Sales of coatings were $523,017, $395,213 and $477,423 for the fiscal years ended September 30, 1998, 1997, and 1996, respectively.

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

The Company has approximately $4,977,648 of working capital, including approximately $3,713,164 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 1999 fiscal year.

                       THE FLAMEMASTER CORPORATION

                                 PART I
                               (Continued)


PRINCIPAL CUSTOMERS:

During the fiscal year ended September 30, 1998, an agency (General Services Administration) of the United States Government, accounted for $490,896 (12.96%) of sales as compared to $408,344 (12.03%) in 1997. Two other customers accounted for more than 10% of sales during l998. Sales to these companies were $653,676 and $387,391 or 17.26% and 10.23% of sales. No other single customer accounted for 10% or more of sales.

BACKLOGS:

Backlog of orders at September 30, 1998 was $736,598 as compared to $711,989 in 1997.

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

RESEARCH AND DEVELOPMENT:

Net laboratory costs at September 30, 1998 were $246,442. In fiscal years ended September 30, 1997 and September 30, 1996, laboratory costs were $243,378 and $224,457, respectively. Flamemaster received no revenues to offset laboratory costs in 1998, 1997 or 1996.

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

EMPLOYEES:

As of September 30, 1998 Registrant employed 26 persons as compared to 26 in the prior year.

EXPORT SALES:

Export sales totalled $335,910, $372,209 and $342,257 in 1998, 1997, and
1996, respectively.

ITEM 2. PROPERTIES

Registrant occupies approximately 28,000 square feet of office and manufacturing space located at 11120 Sherman Way, Sun Valley, California 91352 under terms of a lease expiring in March 2001.

Registrant believes its facilities are adequate for present and anticipated operations.

                        THE FLAMEMASTER CORPORATION
                                  PART I
                                (Continued)


ITEM 3. LEGAL PROCEEDINGS

In February 1994 a suit was filed against the Company for an environmental claim related to property it leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean-up. The action was settled during January 1997. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company was required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. The Company has already accrued and expensed the $110,000 during 1994, 1995 and 1997. In August of 1998, Flamemaster completed its settlement obligation.

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. It is legal counsels opinion that the significance of this arrangement is that the Company will be able to seek reimbursement of settlement monies from the State of California's Underground Storage Tank (UST) Clean Up Fund. This claim is currently pending with the UST Clean Up Fund and will be under consideration for two or three years. No reimbursement of settlement monies has been accrued as of September 30, 1998.

There were four wrongful death claims filed against the Company during 1996 and two additional companion lawsuits filed in 1997. All six cases involved merchant seamen dying from Leukemia. All six cases alleged that chemicals supplied by the Company, as well as numerous other defendants, contributed to the deaths. The Company has not been served in three of the cases and was dismissed by the Plaintiff in one of the other cases. Another of the cases has been dismissed, but the Plaintiff has appealed that ruling and the sixth case is in discovery. Management believes all these lawsuits are without merit and intends to vigorously defend against them. The Company carries no product liability insurance which would cover these claims.

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

                                                  Low Bid             High Bid
                                               ------------        -------------
      October-December 1996                        $3.98                $4.42
      January-March 1997                           $4.63                $5.88
      April-June 1997                              $4.17                $5.10
      July-September 1997                          $3.13                $4.25


      October-December 1997                        $3.50                $5.50
      January-March 1998                           $5.75                $7.25
      April-June 1998                              $4.63                $6.50
      July-September 1998                          $3.06                $5.63

The stock quote as of November 23, 1998 was $ 4.75 bid and $ 5.13 asked.

As of November 23, 1998, there were approximately 1,000 beneficial holders of Registrant's common stock.

The common stock dividend was increased on April 1, 1997 from $.024 to $.03 per quarter. Dividends are expected to remain constant in the near future.

                      THE FLAMEMASTER CORPORATION

                                 PART II
                               (Continued)

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended September 30, 1998 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                                    YEARS ENDED SEPTEMBER 30
                                                    ------------------------
                              1998            1997            1996            1995           1994
                         -------------   -------------   -------------   -------------   -------------
Net sales                   $3,775,966      $3,392,955      $3,248,641      $3,193,513      $3,249,110

Income from con-
 tinuing operations            523,308         375,402         393,710          243,262        212,352

Income from con-
 tinuing operations
 per share, Basic                 0.32            0.21            0.23             0.13           0.08

Income from con-
 tinuing operations
 per common
 share, Diluted                     (1)             (1)           0.23               (1)            (1)

Cash dividends
 declared per
 common share                     0.12            0.12            0.10             0.10           0.10

Total assets                 5,285,098       4,951,385       4,900,498        4,820,174      4,794,312
Working capital              4,977,648       4,603,527       3,449,987        3,383,059      2,743,844
Shareholders'
 equity                      4,733,440       4,761,323       4,598,726        4,491,980      4,436,248


1) Fully diluted earnings per share for 1994, 1995, 1997 and 1998 are not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

                           THE FLAMEMASTER CORPORATION

                                     PART II
                                   (Continued)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1998:

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition is strong. Current assets were $5,152,650 compared to current liabilities of $175,002 at September 30, 1998 for a current ratio of 29.4 to 1. Working capital increased by $374,121 to $4,977,648 compared to $4,603,527 at September 30, 1997.

Cash and cash equivalents, and marketable securities increased by $164,477 to $3,713,164.

The company manufactures and sells aircraft sealants and protective coatings for both military and commercial applications. The products are produced for both new construction as well as maintenance and repair facilities.

Accounts receivable increased to $483,706 at September 30, 1998 from $451,908 in the previous year. The increase is a result of increased sales for 1998, as well as increased export sales.

Revenues for the fiscal year ended September 30, 1998 were $4,029,705 compared to $3,611,091 in the prior year, an increase of 11.6%. All product segments experienced gains. Sales of Flamemastic (fire-retardant coating) and Dyna-Therm (aerospace coatings) increased to $523,017 or 13.85% of sales from $395,213 or 12.85% and sales of aircraft sealants expanded to $3,246,210 from $2,671,118 in the prior year. Three customers each accounted for more than 10% of sales. The three customers accounted for a total of 40.5% of sales. The U.S. Government accounted for 13% of sales in fiscal 1998 compared to 13% in the year earlier and historical levels of over 20%.

Royalty income for fiscal 1998 was $10,399 down from $13,484 in the previous year. Royalty income is not a significant factor affecting the Company's earnings or revenues.

The Company has completed its review of its computer systems and determined that those systems will need some minor adjustments to be compatible with the Company's year 2000 requirements. No significant year 2000 issues are anticipated by the Company based on the complete systems review.

The Company believes that liquidity and working capital are adequate to fund the Company's operations and capital requirements for the 1999 fiscal year.

                           THE FLAMEMASTER CORPORATION

                                     PART II
                                   (Continued)

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

Backlog of orders at September 30, 1998 were $736,598. This compares to $711,989 in 1997. Increase is due to increase in order activity and a larger market share in the industry.

The common stock dividend was increased on April 1, 1997 from $.024 to $.03 per quarter. Dividends are expected to remain constant in the near future.


FISCAL 1998 VS. 1997:

Sales for the fiscal year ended September 30, 1998 were $3,775,966 an increase of $383,011 or 10.14% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) increased to 13.85% of sales or $523,017 from 11.6% of sales or $395,213. Sales of aircraft sealants continued to increase as a result of introduction of more product categories and line extensions, as well as an expanded customer base. Sales of Chem Seal (sealant) products increased to $3,246,210 from $2,671,118 in the prior year. Three customers each accounted for more than 10% of sales. The Company's largest customer purchased sealants accounting for approximately 17.3% of sales, compared to the year earlier level of 6.01%. The company's second largest customer was the United States Government which purchased sealants accounting for approximately 13.0% during both 1998 and 1997. The other company purchased sealants that accounted for 10.3% of sales in the current year compared to 12.6% in the prior year. No other company accounted for 10% or more of sales.

Royalty income decreased to $10,399 from $13,484 in the previous year.

Costs of products sold in fiscal 1998 were $1,967,790 compared to $1,794,639 in the previous year. The increase in cost of products the significant increase in sales for the year.

                           THE FLAMEMASTER CORPORATION

                                     PART II
                                   (Continued)

Selling, general and administrative expenses decreased to $873,693 from $929,650 while gross laboratory costs remained steady at about $246,442 from $243,378. The decrease in selling, general and administrative expenses was primarily due to a decrease in profit sharing contributions.

The license agreement with Courtaulds grants Flamemaster the right to use technical data obtained from Courtaulds in the productions of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal l998, this royalty amounted to $25,000.

FISCAL 1997 VS. 1996:

Sales for the fiscal year ended September 30, 1997 were $3,392,955, an increase of $144,314 or 4.4% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased to 12.85% of sales or $395,213 from 16.4% of sales or $477,423. Sales of aircraft sealants continued to increase as a result of introduction of more product categories and line extensions, as well as an expanded customer base. Sales of Chem Seal (sealant) products increased to $2,671,118 from $2,416,293 in the prior year. Two customers each accounted for more than 10% of sales. The company's largest customer was the United States Government which purchased sealants accounting for approximately 13.28% of sales compared to the year earlier level of 20.03% of sales. The other company purchased sealants that accounted for 12.6% of sales in the current year compared to 13.5% in the prior year. No other company accounted for 10% or more of sales.

Royalty income remained steady at $13,484 compared to $17,163 in the previous year.

Costs of products sold in fiscal l997 were $1,794,639 compared to $1,826,537. The decrease in cost of products reflects a more profitable product mix. Introduction of newer products with high gross margins.

Selling, general and administrative expenses increased to $929,650 from $837,052, while gross laboratory costs increased slightly to $243,378 from $224,457. The reduction of general and administrative expenses was due to reduced legal expenses.

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

                           THE FLAMEMASTER CORPORATION

                                     PART II
                                   (Continued)


IMPACT OF INFLATION AND CHANGING PRICES:

Raw material costs and wages remained steady in 1998, as average selling prices also remained constant. No significant changes are anticipated for 1999.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 25.5% of the Company's outstanding common shares. Two of the five members of the board are on the Altius Investment Corporation Board of Directors. The Company's President and Chairman is Chairman of the Altius Investment Corporation as well.

                           THE FLAMEMASTER CORPORATION

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  FINANCIAL STATEMENTS

               The following financial statements are included in Part II,
               Item 8:

                   Report of Independent Auditors - Beckman Kirkland & Whitney on 1998, 1997 and 1996 financial statements.

                   Balance Sheets, September 30, 1998 and 1997.

                   Statements of Income for the years ended September 30, 1998, 1997, and 1996.

                   Statements of Shareholders' Equity for the years ended September 30, 1998, 1997, and 1996.

                   Statements of Cash Flows for the years ended September 30, 1998, 1997, and 1996.

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


                          INDEPENDENT AUDITORS' REPORT



November 20, 1998


Board of Directors and Shareholders
The Flamemaster Corporation
Los Angeles, California

We have audited the accompanying balance sheets of The Flamemaster Corporation as of September 30, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for the years ended September 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of The Flamemaster Corporation at September 30, 1998, and 1997, and the results of their operations and their cash flows for the years ended September 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ Beckman Kirkland & Whitney

                                                                       September 30,
ASSETS                                                           1998                 1997
                                                          ------------------  -------------------
CURRENT ASSETS

    Cash and Cash Equivalents                             $        1,404,347  $         1,375,947
    Marketable Securities (Note C)                                 2,308,817            2,172,740
    Accounts Receivable, less Allowance
      For Doubtful Accounts of $5,000                                483,706              451,908
    Inventories (Note D)                                             654,551              660,289
    Settlement Receivable (Note I)                                    48,191                    0
    Prepaid Expenses and Other Assets                                 32,475               36,986
    Deferred Income Taxes (Note K)                                    24,273               49,432
    Income Taxes Receivable                                                0               63,347
    Other Investments                                                196,290               46,287
                                                          ------------------  -------------------

    TOTAL CURRENT ASSETS                                           5,152,650            4,856,936
                                                          ------------------  -------------------

EQUIPMENT AND IMPROVEMENTS, at cost
    Machinery and Equipment                                          592,286              597,724
    Furniture and Fixtures                                           117,899              117,899
    Laboratory Equipment                                              56,434               54,565
    Leasehold Improvements                                           119,185              116,752
                                                          ------------------  -------------------
                                                                     885,804              886,940

    Less Accumulated Depreciation                                   (857,603)            (850,071)
                                                          ------------------  -------------------
                                                                      28,201               36,869
                                                          ------------------  -------------------

PRC LICENSE AGREEMENTS, net of
    Accumulated Amortization of
    $68,110 (1998) and $51,430 (1997) (Note F)                       104,247              120,927
                                                          ------------------  -------------------

TOTAL ASSETS                                              $        5,285,098  $         5,014,732
                                                          ------------------  -------------------
                                                          ------------------  -------------------


See Notes To Financial Statements.

                                                                                                 September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                        1998                1997
                                                                                    -------------------  ------------------
CURRENT LIABILITIES

    Accounts Payable                                                                $            95,607  $           95,216
    Accrued Expenses                                                                              9,733               9,686
    Income Taxes Payable                                                                         24,937                   0
    Deferred Tax Liability (Note K)                                                              15,379              57,670
    Environmental Reserve (Note I)                                                                    0              53,135
    Deferred Credits (Notes A and E)                                                             29,346              37,702
                                                                                    -------------------  ------------------

    TOTAL CURRENT LIABILITIES                                                                   175,002             253,409
                                                                                    -------------------  ------------------

LONG-TERM LIABILITIES

    Notes Payable (Note O)                                                                      376,656                   0
                                                                                    -------------------  ------------------

TOTAL LIABILITIES                                                                               551,658             253,409
                                                                                    -------------------  ------------------

COMMITMENTS AND CONTINGENCIES (Note F, G and I)

SHAREHOLDERS' EQUITY (Notes A and H)

    Preferred Stock, nonvoting, par value $.01 per share, $.56 cumulative dividend, convertible, callable at $5.95, authorized 500,000 shares;
       issued and outstanding -0-
       in 1998 and 68,250 in 1997                                                                     0                 682
    Common Stock, par value $.01 per share, authorized
       6,000,000 shares; issued and outstanding 1,645,015 shares
       in 1998 and 1,306,412 shares in 1997                                                      16,450              13,064
    Additional Paid-In Capital                                                                3,775,397           2,538,088
    Retained Earnings                                                                           924,052           2,236,753
    Allowance For Marketable Securities                                                          17,541             (27,264)
                                                                                    -------------------  ------------------

TOTAL SHAREHOLDERS' EQUITY                                                                    4,733,440           4,761,323
                                                                                    -------------------  ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $         5,285,098  $        5,014,732
                                                                                    -------------------  ------------------
                                                                                    -------------------  ------------------


See Notes To Financial Statements.

                        THE FLAMEMASTER CORPORATION
                           STATEMENTS OF INCOME

                                                               YEARS ENDED SEPTEMBER 30,
                                                         1998              1997          1996
                                                    --------------   --------------  -------------
NET SALES (Note M)                                  $    3,775,966   $    3,392,955  $   3,248,641
ROYALTIES                                                   10,399           13,484         17,163
INTEREST AND OTHER INCOME                                  243,341          204,652        181,949
                                                    --------------   --------------  -------------
                                                         4,029,706        3,611,091      3,447,753
                                                    --------------   --------------  -------------
COSTS AND EXPENSES
    Cost of Goods Sold                                   1,967,790        1,794,639      1,826,537
    Selling and Administrative                             873,693          929,650        837,052
    Laboratory Costs                                       246,442          243,378        224,457
    Royalties and Other                                     90,322           27,518         31,327
    Environmental Provisions (Note I)                            0           10,000              0
                                                    --------------   --------------  -------------
                                                         3,178,247        3,005,185      2,919,373
                                                    --------------   --------------  -------------

INCOME FROM OPERATIONS                                     851,459          605,906        528,380

EQUITY IN NET INCOME (LOSS) OF
  UNCONSOLIDATED AFFILIATES (Note E)                             0          (42,717)        64,554

                                                    --------------   --------------  -------------
INCOME BEFORE INCOME TAXES                                 851,459          563,189        592,934

PROVISION FOR INCOME TAXES                                 328,151          187,787        199,224

                                                    --------------   --------------  -------------
NET INCOME                                                 523,308          375,402        393,710

PREFERRED DIVIDENDS                                         (8,295)         (42,840)       (44,604)

                                                    --------------   --------------  -------------
NET INCOME ATTRIBUTABLE TO COMMON STOCK             $      515,013   $      332,562  $     349,106
                                                    --------------   --------------  -------------
                                                    --------------   --------------  -------------

                                                    --------------   --------------  -------------
NET INCOME PER SHARE, BASIC (Note J)                $         0.32   $         0.21  $        0.23
                                                    --------------   --------------  -------------
                                                    --------------   --------------  -------------

                                                    --------------   --------------  -------------
NET INCOME PER SHARE, DILUTED:                      $            -   $            -  $        0.22
                                                    --------------   --------------  -------------
                                                    --------------   --------------  -------------

WEIGHTED AVERAGE SHARES OUTSTANDING                      1,632,941        1,517,236      1,501,438


See Notes To Financial Statements.

                                     PREFERRED STOCK        COMMON STOCK
                                    -----------------   ---------------------     PAID-IN     RETAINED     MARKETABLE
                                     SHARES    AMOUNT    SHARES      AMOUNT       CAPITAL     EARNINGS     SECURITIES      TOTAL
                                    --------   ------   ---------   ---------   -----------  -----------   ----------   -----------
BALANCE, OCTOBER 1, 1997              68,250   $  682   1,306,412   $  13,064   $ 2,538,088  $ 2,236,753   $  (27,264)  $ 4,761,323

REDEMPTION OF COMMON STOCK                                (11,568)       (116)      (18,125)     (23,476)                   (41,717)

REDEMPTION OF PREFERRED STOCK         (7,050)     (70)                              (35,180)      (7,747)                   (42,997)

CONVERSION OF PREFERRED STOCK INTO
NOTES PAYABLE                        (47,082)    (471)                             (234,939)    (141,246)                  (376,656)

CONVERSION OF PREFERRED STOCK INTO
COMMON STOCK                         (14,118)    (141)     34,898         349                       (208)                         0

COMMON SHARES ISSUED                                       40,375         404        16,357                                  16,761

CASH DIVIDENDS ON PREFERRED STOCK
AT $.56 PER SHARE                                                                                 (8,295)                    (8,295)

CASH DIVIDENDS ON COMMON STOCK
AT $.35 PER SHARE                                                                               (143,092)                  (143,092)

20% STOCK DIVIDEND                                        274,898       2,749     1,509,196   (1,511,945)

UNREALIZED LOSS ON SECURITIES                                                                                  44,805        44,805

NET INCOME                                                                                       523,308                    523,308

                                    --------   ------   ---------   ---------   -----------  ----------    ----------   -----------
BALANCE, SEPTEMBER 30, 1998                0   $    -   1,645,015   $  16,450   $ 3,775,397  $   924,052   $   17,541   $ 4,733,440
                                    --------   ------   ---------   ---------   -----------  -----------   ----------   -----------
                                    --------   ------   ---------   ---------   -----------  -----------   ----------   -----------


See Notes To Financial Statements.

                                       PREFERRED STOCK        COMMON STOCK
                                       ----------------   --------------------     PAID-IN      RETAINED    MARKETABLE
                                       SHARES    AMOUNT    SHARES      AMOUNT      CAPITAL      EARNINGS    SECURITIES     TOTAL
                                       -------   ------   ---------   --------   -----------   ----------   ----------   ----------
BALANCE, OCTOBER 1, 1996                79,250   $  793   1,246,463   $ 12,464   $ 2,293,487   $2,300,089   $   (8,107)  $4,598,726

REDEMPTION OF COMMON STOCK                                  (21,526)      (215)      (40,899)     (51,627)                  (92,741)

REDEMPTION OF PREFERRED STOCK          (11,000)    (111)                                          (97,890)                  (98,001)

COMMON SHARES ISSUED IN CONJUNCTION
WITH MERGER WITH AFFILIATE                                   44,806        448       218,029                                218,477

COMMON SHARES ISSUED AS STOCK
DIVIDEND                                                     36,669        367        67,471      (67,838)                        0

CASH DIVIDENDS ON PREFERRED STOCK
AT $.56 PER SHARE                                                                                 (42,840)                  (42,840)

CASH DIVIDENDS ON COMMON STOCK
AT $.14 PER SHARE                                                                                (178,543)                 (178,543)

UNREALIZED LOSS ON SECURITIES                                                                                  (19,157)     (19,157)

NET INCOME                                                                                        375,402                   375,402

                                       -------   ------   ---------   --------   -----------   ----------   ----------   ----------
BALANCE, SEPTEMBER 30, 1997             68,250   $  682   1,306,412   $ 13,064   $ 2,538,088   $2,236,753   $  (27,264)  $4,761,323
                                       -------   ------   ---------   --------   -----------   ----------   ----------   ----------
                                       -------   ------   ---------   --------   -----------   ----------   ----------   ----------


See Notes To Financial Statements.

                                     PREFERRED STOCK       COMMON STOCK
                                     ---------------   ---------------------     PAID-IN      RETAINED    MARKETABLE
                                     SHARES   AMOUNT     SHARES      AMOUNT      CAPITAL      EARNINGS    SECURITIES      TOTAL
                                     ------   ------   ----------   --------   -----------   ----------   ----------   -----------
BALANCE, OCTOBER 1, 1995             79,650   $  797    1,261,737   $ 12,617   $ 2,318,504   $2,129,402   $   30,660   $ 4,491,980

REDEMPTION OF COMMON STOCK                                (18,274)      (183)      (33,425)     (25,674)                   (59,282)

REDEMPTION OF PREFERRED STOCK          (400)      (4)                                            (2,696)                    (2,700)

COMMON SHARES ISSUED                                        3,000         30         8,408                                   8,438

CASH DIVIDENDS ON PREFERRED STOCK
AT $.56 PER SHARE                                                                               (44,489)                   (44,489)

CASH DIVIDENDS ON COMMON STOCK
AT $.12 PER SHARE                                                                              (150,164)                  (150,164)

UNREALIZED LOSS ON SECURITIES                                                                                (38,767)      (38,767)

NET INCOME                                                                                      393,710                    393,710

                                     ------   ------   ----------   --------   -----------   ----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1996          79,250   $  793    1,246,463   $ 12,464   $ 2,293,487   $2,300,089   $   (8,107)  $ 4,598,726
                                     ------   ------   ----------   --------   -----------   ----------   ----------   -----------
                                     ------   ------   ----------   --------   -----------   ----------   ----------   -----------

See Notes To Financial Statements.

                                                                                   Years Ended September 30,
                                                                         1998                 1997                1996
                                                                 -------------------  -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $           523,308  $           375,402  $         393,710
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and Amortization                                             38,334               36,069             37,936
    Common Stock issued to employees                                               0                    0              8,438
    (Increase)decrease in Accounts Receivable                                (31,798)            (148,892)           192,757
    (Increase)decrease in Inventories                                          5,738               38,994           (105,292)
    (Increase)decrease in Income Taxes Receivable                             63,347              (63,347)                 0
    (Increase)decrease in Settlement Receivable                              (48,191)                   0                  0
    (Increase)decrease in Prepaid Expenses and
       Other Assets                                                            4,511               (4,260)             4,289
    (Increase)decrease in Deferred Income Tax Assets                          25,159               27,526            (19,373)
    (Increase)decrease in Other Investments                                 (150,003)             (46,287)                 0
    Increase(decrease) in Accounts Payable                                       391               13,528              1,811
    Increase(decrease) in Accrued Expenses                                        47               (3,977)            (1,996)
    Increase(decrease) in Income Taxes Payable                                24,937              (26,626)           (10,569)
    Increase(decrease) in Deferred Income Tax Liabilities                    (42,291)              (2,001)            13,617
    Increase(decrease) in Environmental Reserve                              (53,135)             (46,865)                 0
    Increase(decrease) in Deferred Credits and Income                         (8,356)              17,578            (29,285)

                                                                 -------------------  -------------------  -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $           351,998  $           166,842  $         486,043
                                                                 -------------------  -------------------  -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Property, Plant and Equipment                   $           (12,986) $           (12,013) $         (13,200)
    (Increase)decrease in investment securities, net                         (91,272)            (907,891)           (97,109)
    (Increase)decrease in investment in affiliated company                         0              966,886            (64,554)
    Stock issued in merger                                                         0              218,477                  0

                                                                 -------------------  -------------------  -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              $          (104,258) $           265,459  $        (174,863)
                                                                 -------------------  -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of the Company's Common Stock                     $           (41,716) $           (92,741) $         (59,282)
    Repurchase of the Company's Preferred Stock                              (42,998)             (98,000)            (2,700)
    Stock Options exercised                                                   16,761                    0                  0
    Dividends paid                                                          (151,387)            (221,383)          (194,653)

                                                                 -------------------  -------------------  -----------------
NET CASH USED IN FINANCING ACTIVITIES                            $          (219,340) $          (412,124) $        (256,635)
                                                                 -------------------  -------------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                  $            28,400  $            20,177  $          54,545

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     $         1,375,947  $         1,355,770  $       1,301,225

                                                                 -------------------  -------------------  -----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $         1,404,347  $         1,375,947  $       1,355,770
                                                                 -------------------  -------------------  -----------------
                                                                 -------------------  -------------------  -----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                     $            21,690  $                 -  $               -
    Income taxes                                                 $           257,000  $           271,767  $         215,550

See Notes To Financial Statements.

                        THE FLAMEMASTER CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, net of income taxes, until realized. At September 30, 1998, the Company had no investments that qualified as trading or held to maturity.

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

Depreciation and Amortization: Depreciation and amortization of equipment and improvements are computed on the straight-line method over the estimated useful lives of the assets as follows:

    Machinery, equipment, furniture and fixtures.............2-10 years
    Leasehold improvements..............................Terms of leases

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996 (CONTINUED)


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

As of September 30, 1998, the Company had approximately $263,151 of cash and cash equivalents in one bank which exposes the Company to concentration of credit risk.

NOTE C -- MARKETABLE SECURITIES

Marketable securities classified as current assets at September 30, 1998 include the following:

       Other government obligations                          56,870                 57,224
       Corporate debt securities                             39,247                 34,405
       Mortgage-backed securities                               328                    449
       Marketable equity securities                       1,725,899              1,782,566
                                                   ----------------       ----------------
                                                   $      2,314,817       $      2,319,005
                                                   ----------------       ----------------
                                                   ----------------       ----------------

       The contractual maturities of debt secutires available for sale at September 30, 1998 follows:

                                                      Fair Value                Cost
                                                   ----------------       ----------------
       Due within one year                         $        126,709       $        122,230
       Due after one year thru five years                   165,615                153,787
       Due after five years thru ten years                  237,782                200,926
       Due after ten years                                   57,198                 57,673
       Note due at single maturity date                       1,614                  1,823
                                                   ----------------       ----------------
                                                   $        588,918       $        536,439
                                                   ----------------       ----------------
                                                   ----------------       ----------------

Gross unrealized holding gains and losses at September 30, 1998, were $189,412, $193,600 respectively. Realized gains and losses from the sale of securities for the year ended September 30, 1998 were $18,028 and $7,868, respectively.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996 (CONTINUED)


NOTE D- INVENTORIES

Inventories consist of the following:

                                                    September 30
                                              ------------------------
                                            1998                      1997
                                            ----                      ----
         Raw materials                   $ 269,959                 $ 269,518
         Shipping materials                 52,718                    58,897
         Finished goods                    331,874                   331,874

                                         $ 654,551                 $ 660,289
                                         ---------                 ---------
                                         ---------                 ---------

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996 (CONTINUED)


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

NOTE G -- COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease which expires in September 30, 2001. The lease requires the Company to pay applicable property taxes, maintenance and insurance. Rent expense charged to operations was $175,214 (1998), $163,949
(1997), and $154,886 (1996).

As of September 30, 1998, future minimum payments under this lease are:

             1999                                        180,273
             2000                                        185,328
             2001 (expires March 31, 2001)                94,349

                                                        --------
                Total minimum lease payments            $459,950
                                                        --------
                                                        --------

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996 (CONTINUED)

NOTE H -- STOCK OPTIONS AND WARRANTS

In January 1989, the Company's Board of Directors ratified a stock option plan whereby key personnel were granted options to purchase an aggregate of 150,000 shares of common stock. These options, which carried an exercise price of $4.625 were repriced to $3.50 during 1994. These options were exercisable beginning in January of 1989 and expire on April 30, 1999. 40,375 options were exercised during the year for $16,761. No common stock options were outstanding at September 30, 1998.


NOTE I -- LITIGATION

In February 1994 a suit was filed against the Company for an environmental claim related to property it leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean-up. This action was settled during January 1997. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company is required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. The Company has already accrued and expensed the $110,000 during 1994, 1995 and 1997. In August 1998, Flamemaster completed its settlement obligation.

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. It is legal counsels opinion that the significance of this arrangement is that the Company will be able to seek reimbursement of settlement monies from the State of California's Underground Storage Tank (UST) Clean Up Fund. This claim is currently pending with the UST Clean Up Fund and will be under consideration for two to three years. No reimbursement of settlement monies has been accrued as of September 30, 1998.

There were four wrongful death claims filed against the Company during 1996 and two additional companion lawsuits filed in 1997. All six cases involved merchant seamen dying from Leukemia. All six cases alleged that chemicals supplied by the Company, as well as numerous other defendants, contributed to the deaths. The Company has not been served in three of the cases and was dismissed by the Plaintiff in one of the other cases. Another of the cases has been dismissed, but the Plaintiff has appealed that ruling and the sixth case is in discovery. Management believes all these lawsuits are without merit and intends to vigorously defend against them. The Company carries no product liability insurance which would cover these claims.

                          THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996 (CONTINUED)


NOTE J -- INCOME PER COMMON SHARE

Basic income per share of common stock is computed after deducting dividends on preferred stock and is based on the weighted average number of shares outstanding. Each outstanding share of preferred stock is convertible into 2.4 common shares at the option of the preferred shareholder. Conversion of these shares has been assumed in the computation of diluted earnings per share. Outstanding options were considered in the basic and diluted earnings per share calculations using the treasury stock method. Diluted earnings per share for 1997 are not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

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

The components of the income tax provision charged to operations were:

        Current:
            Federal                                  $     273,875       $      129,428       $      156,946
            State and foreign                              710,408               50,531               48,034
                                                     -------------       --------------       --------------
                                                     $     345,283       $      179,959       $      209,980
        Deferred:
            Net change in deferred tax asset         $      25,159       $       32,287       $      (19,373)
            Net change in deferred tax liability           (42,291)             (24,459)              13,617

                                                     -------------       --------------       --------------
                                                     $     328,151       $      187,787       $      199,224
                                                     -------------       --------------       --------------
                                                     -------------       --------------       --------------

The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:

                                                                     YEAR ENDED SEPTEMBER 30
                                                                     -----------------------
                                                          1998                1997                 1996
                                                      ------------        ------------         ------------
            Federal statutory rate                             34%                 34%                  34%
            Increases (decrease):
            California franchise tax, net of
            Federal income tax benefit                       5.50                5.70                 5.70
            Dividends                                       (5.40)              (2.70)               (6.30)
            Other                                            4.40               (3.70)                0.20

                                                      ------------        ------------         ------------

                                                             38.5%               33.3%                33.6%
                                                      ------------        ------------         ------------
                                                      ------------        ------------         ------------

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996 (CONTINUED)

The principal components of deferred tax assets were:

                                                              YEAR ENDED SEPTEMBER 30
                                                              -----------------------
                                                              1998                1997
                                                              ----                ----
     Allowance for doubtful accounts                       $    2,165          $    2,165
     Inventory-uniform capitalization                          11,841              17,988
     Accumulated amortization                                   9,173               6,272
     Accumulated depreciation                                   1,094                  -0-
     Accrued environmental liability                               -0-             23,007
                                                           ----------          ----------

       Total for the year                                  $   24,273          $   49,432
                                                           ----------          ----------
                                                           ----------          ----------

The principal components of deferred tax liability were:

                                                              YEAR ENDED SEPTEMBER 30
                                                              -----------------------
                                                              1998                1997
                                                              ----                ----
     Accumulated depreciation                              $     684           $    6,720
     Investment in affiliates                                 14,695               50,950
                                                           ----------          ----------

       Total for the year                                  $  15,379           $   57,670
                                                           ----------          ----------
                                                           ----------          ----------

NOTE L -- PROFIT-SHARING PLAN

The Company contributes to a profit-sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are made from net profits as determined by the Board of Directors. Profit-sharing expense, which equals contributions, was $36,000 in 1998, $102,250 in 1997 and $41,000 in 1996.

NOTE M -- SALES INFORMATION AND MAJOR CUSTOMERS

Net sales to the United States government were $490,896 (1998), $408,344 (1997) and $582,974 (1996). These sales were comprised principally of sealants. Two other customers accounted for more than 10% of sales during 1998. The sales to these companies were $653,676 and $387,391, respectively. These sales were comprised principally of coatings and sealants. No other single customer accounted for 10% or more of sales during the year.


Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

                                                      YEAR ENDED SEPTEMBER 30
                                                      -----------------------
                                             1998              1997              1996
                                             ----              ----              ----
     Export sales                       $   335,910       $   372,209        $   342,257
     Royalty income                     $    10,399       $    13,484        $    17,163

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996(CONTINUED)

NOTE N --  RELATED PARTIES

Altius Investment Corporation owns approximately 25.5% of the Company's outstanding common shares. Two of the five members of the board, including the Company's President and Chairman, who also serves as Altius Investment Corporation's Chairman, are members of the Altius Investment Corporation's Board of Directors.

NOTE O - LONG -TERM DEBT

On October 23, 1997, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the Flamemaster Preferred stock at $5.95 per share pursuant to the terms of the issue. The Board also approved an alternative whereby shareholders could elect to tender their preferred shares for $10 notes paying interest only until maturity at an annual interest rate of 5.6%. The notes are for a term of 5 years and will mature on December 31, 2002. The notes are convertible into common stock at a ratio of 2.472 to 1. The notes must be hold for at least 1 year before they can be converted, and are callable at $8.00 after 1 year, $8.50 after 2 years, $9.00 after 3 years, $9.50 after 4 years, and $10.00 after 5 years. Pursuant to the calling of the preferred shares, 7,050 shares are redeemed at a cost of $25,000, 14,118 preferred shares were converted into 34,898 shares of common stock, and 47,082 preferred shares were converted into notes. The Company recorded the notes at $376,656, which reflects the 47,082 shares converted into notes at $8 per share, the amount at which the Company may call the notes after 1 year.

                           THE FLAMEMASTER CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                Charged/
                                                Charged/        (Credited) To
                                                Balance         (Credited) To    Other                              Balance
                                                Beginning       Costs and        Accounts         Deductions      At End Of
                                                Period          Expenses         Describe         Describe           Period
                                                ---------       ---------        ---------        ---------       ---------
Year ended September 30, 1998
Deducted from asset accounts
    Allowance for Doubtful Accounts             $   5,000                                                         $   5,000
    Allowance for Net Unrealized
    Losses on marketable equity
    Securities - Current                        $     -0-                                                         $    -0-
    Allowance for Net Unrealized
    Losses on Marketable Equity
    Securities -  Noncurrent                    $     -0-                                                         $    -0-
                                                ---------       ---------        ---------        ---------       ---------


                TOTAL                           $   5,000       $     -0-        $     -0-        $     -0-       $   5,000
                                                ---------       ---------        ---------        ---------       ---------
                                                ---------       ---------        ---------        ---------       ---------

Year ended September 30, 1997:
 Deducted from Asset Accounts:
    Allowance for Doubtful Accounts             $   5,000                                                         $   5,000
    Allowance for Net Unrealized
    Losses on marketable equity
    Securities - Current                        $     -0-                                                         $     -0-
    Allowance for Net Unrealized
    Losses on Marketable Equity
    Securities - Noncurrent                     $     -0-                                                         $     -0-
                                                ---------       ---------        ---------        ---------       ---------
                                                ---------       ---------        ---------        ---------       ---------

              TOTAL                             $   5,000       $     -0-        $     -0-        $     -0-       $   5,000
                                                ---------       ---------        ---------        ---------       ---------
                                                ---------       ---------        ---------        ---------       ---------

Year ended September 30, 1996:
 Deducted from asset accounts:
    Allowance for Doubtful Accounts             $   5,000                                                         $   5,000
    Allowance for Net Unrealized
    Losses on marketable equity
    Securities - Current                        $       0                                                         $       0
    Allowance for Net Unrealized
    Losses on marketable equity
    Securities - Noncurrent                     $       0                                                         $       0
                                                ---------       ---------        ---------        ---------       ---------


                TOTAL                           $   5,000       $     -0-        $     -0-        $     -0-       $   5,000
                                                ---------       ---------        ---------        ---------       ---------
                                                ---------       ---------        ---------        ---------       ---------

(1) Credited to accounts receivable to write-off bad debt.

                                    EXHIBIT I
                             FLAMEMASTER CORPORATION
                         EARNINGS PER SHARE CALCULATIONS
                               SEPTEMBER 30, 1998


BASIC
-----
Income from Operations                                             523,308
Preferred Dividends                                                 (8,295)
                                                                ----------
                                                                   515,013
Net Weighted Average Shares Outstanding                          1,632,941

Common Stock - Average Outstanding                 1,632,941
Common Stock Options                                     -0-
                                                   ---------
                                                   1,632,941
Basic Earnings Per Share                                        $      .32
                                                                ----------
                                                                ----------

SIGNATURES
----------

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

Date: December 4, 1998
     --------------------------------


/s/ Barbara E. Waite
-------------------------------------
Barbara E. Waite,
Treasurer and Assistant Secretary

Date: December 4, 1998
     --------------------------------


/s/ Donna Mazin
-------------------------------------
Donna Mazin,
Director

Date: December 4, 1998
     --------------------------------


/s/ Sion Mazin
-------------------------------------
Sion Mazin,
Director

Date: December 4, 1998
     --------------------------------