Form 10-Q
period 1998-12-31
FLAMEMASTER CORP
filed 1999-02-08
CIK 37358

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR QUARTER ENDED: DECEMBER 31, 1998   COMMISSION FILE NO:  0-2172


                            THE FLAMEMASTER CORPORATION
                            ---------------------------
               (Exact name of Registrant as specified in its Charter)

                NEVADA                                      95-2018730
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation       (IRS Employer identification
 or organization                                     Number)




                  11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
     --------------------------------------------------------------------------
                      (Address of Principal Executive Office)


Registrant's telephone number including area code:    (818) 982-1650
                                                    ----------------

Registrant's facsimile number including area code:     (818) 765-5603
                                                    ----------------


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X                NO
                                 -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                         DECEMBER 31, 1998    1,640,516
                         ------------------------------

Item 1 Financial Information
Item 1 Financial Statements

                             THE FLAMEMASTER CORPORATION
                               CONDENSED BALANCE SHEETS

                                                       DECEMBER 31    SEPTEMBER 30
                                                          1998           1998
                                                       (UNAUDITED)      (NOTE)
                                                       -----------    -----------
A S S E T S :
CURRENT ASSETS :
Cash and cash equivalents                              $1,561,567     $1,404,347
Marketable securities                                   2,349,138      2,308,817
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                          397,740        483,706
Inventories                                               674,609        654,551
Settlement receivable                                         -0-         48,191
Prepaid expenses & other assets                            30,398         32,475
Deferred income taxes                                      25,323         24,273
Other investments                                         196,287        196,290
                                                        ---------      ---------
TOTAL CURRENT ASSETS:                                   5,235,062      5,152,650

Machinery & improvements, net of
accumulated depreciation                                   25,614         28,201
License agreement                                         100,077        104,247

                                                        ---------      ---------
TOTAL ASSETS                                           $5,360,753     $5,285,098
                                                        ---------      ---------
                                                        ---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                          $73,959        $95,607
Accrued liabilities                                        10,783          9,733
Income taxes payable                                       42,676         24,937
Deferred tax liability                                     14,861         15,379
Deferred credits                                           29,345         29,346
                                                        ---------      ---------
TOTAL CURRENT LIABILITIES:                                171,624        175,002
LONG-TERM LIABILITIES:
Notes payable                                             376,656        376,656
                                                        ---------      ---------
TOTAL LIABILITIES:                                        548,280        551,658

SHAREHOLDERS' EQUITY:
PREFERRED STOCK, par value,$.01 per share,
cumulative,$.56 dividend, convertible,callable,
at $5.95, authorized 500,000 shares, issued and
outstanding, zero at 12/31/98 and zero 9/30/98                -0-            -0-
COMMON STOCK, par value,$.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,640,516 shares at 12/31/98 and 1,645,015 shares
at 9/30/98.                                                16,405         16,450
Additional paid-in Capital                              3,765,047      3,775,397
Retained earnings                                         949,291        924,052
Allowance for marketable securities                        81,730         17,541
                                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                              4,812,473     $4,733,440
                                                        ---------      ---------

TOTAL LIABILITY AND EQUITY                             $5,360,753     $5,285,098
                                                        ---------      ---------
                                                        ---------      ---------

Note: Balance sheet as of September 30, 1998 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                             THE FLAMEMASTER CORPORATION
                     CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           THREE MONTHS ENDED DECEMBER 31,
                         -------------------------------

                                                           1998           1997
                                                        ---------      ---------

Net sales and gross revenues                           $  800,620     $  920,422
                                                        ---------      ---------
                                                        ---------      ---------

Costs and expenses:
   Cost of sales                                          447,740        513,471
   Selling                                                 66,871         73,838
   General and administrative                             141,258        156,668
   Laboratory costs                                        62,775         62,394
   Other, (income), expenses, net                         (46,449)       (29,142)

                                                        ---------      ---------
                                                          672,195        777,229
                                                        ---------      ---------


Income before income taxes                                128,425        143,193

Income taxes                                               47,949         53,818

                                                        ---------      ---------
Net income                                                 80,476         89,375
                                                        ---------      ---------
                                                        ---------      ---------


Net income per share, basic                                  $.05           $.06
                                                        ---------      ---------
                                                        ---------      ---------
Net income per share, diluted                                $.05           $.06
                                                        ---------      ---------
                                                        ---------      ---------


Weighted average shares outstanding:
   Basic                                                1,642,414      1,339,699
                                                        ---------      ---------
                                                        ---------      ---------
   Diluted                                              1,758,801      1,503,499
                                                        ---------      ---------
                                                        ---------      ---------

See notes to condensed  financial statements.

                            THE FLAMEMASTER CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED DECEMBER  31 1998


                                                           1998           1997
                                                        ---------      ---------
Net cash provided (used) by operating activities:      $  250,367     $  273,173
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements                        2,354         (4,110)
Net purchases and sales of investment
securities                                                (29,870)      (141,074)

                                                        ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES:                    (27,516)      (145,184)
                                                        ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of Company's Common Stock                        (16,204)       (14,430)
Dividends paid                                            (49,427)       (54,386)

                                                        ---------      ---------
Net cash used in financing activities                     (65,631)       (68,816)
                                                        ---------      ---------



NET INCREASE, (DECREASE), IN CASH                         157,220         59,173

                                                        ---------      ---------

Cash, beginning of period                               1,404,347     $1,375,947

                                                        ---------      ---------
Cash, end of period                                     1,561,567      1,435,120
                                                        ---------      ---------
                                                        ---------      ---------

Cash paid during period for income taxes                   34,258     $   60,000
                                                        ---------      ---------
                                                        ---------      ---------




See notes to Condensed  Financial Statements.

                            THE FLAMEMASTER CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 DECEMBER 31, 1998



Note 1:   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     The Company and its representative may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe habor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby indentifying information that is forward-looking, including , without limitation, statements regarding the Company's future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entitities on mergers, acquisitions, or alliance possibilities and expansion of product offerings. Actual results may differ materially from those described in the forward-looking statement. The Company cautions that
the foregoing list of important factors is not exclusivie.   The Company does
not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                            THE FLAMEMASTER CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 DECEMBER 31, 1998

Note 2: The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.
          Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          INVESTMENT IN DEBT AND EQUITY SECURITIES
          The Company adopted Statement of Financial Accounting
          Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.
          Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities.
          Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized.
          At December 31, 1998 the Company had no investments that qualified as trading or held to maturity.
          The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                            THE FLAMEMASTER CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                 DECEMBER 31, 1998

Note 3:   Inventories are summarized as follows:


                                                  December 31    September 30
                                                     1998            1998
                                                 ------------   -------------
          Raw materials                          $  287,286     $  269,959
          Shipping materials                         45,417         52,718
          Finished goods                            341,906        331,874
                                                  ---------      ---------
                                                 $  674,609     $  654,551
                                                  ---------      ---------


Note 4: During the three months ended December 31, 1998 , the Company purchased 4500 shares of its outstanding common stock at a cost of $16,204.


Note 5:   MARKETABLE SECURITIES:
          Marketable securities classified as current assets at December 31, 1998 include the following:

                                                  Fair Value        Cost
                                                  ---------      ---------
          Other Govt Bonds                       $   57,385     $   57,211
          U.S.Treasury obligations                  496,347        452,110
          Corporate debt securities                  23,491         23,462
          Mortgage backed securities                  3,753         10,925
          Marketable equity securities            1,768,160      1,745,427
                                                  ---------      ---------
                                                  2,349,136      2,289,135

          The contractual maturities of debt
          securities available for sale at
          December 31, 1998 are as follows:

                                                  Fair Value        Cost
                                                  ----------     ---------
          Due within one year                    $  128,349     $  124,662
          Due after one year thru 5 years           166,358        156,191
          Due after 5 years thru 10 years           221,440        190,808
          Due after 10 years                         60,576         60,743
          Notes due at single maturity date           4,253         11,304
                                                  ---------      ---------
                                                    580,976        543,708

          Gross unrealized holding gains and losses at December 31, were $257,024 and $197,023 respectively. Net realized gains from the sale of securities for the three months ended December 31, were $8,031.

THE FLAMEMASTER CORPORATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          DECEMBER 31, 1998 COMPARED TO SEPTEMBER 30, 1998 AND
          DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997.

          FINANCIAL CONDITION AND LIQUIDITY:

          The Company's financial condition is strong, current assets were $5,235,062 compared to current liabilities of $171,624 at December 31,1998 for a current ratio of 30.5 to 1. Working capital stood at $5,063,438 on December 31,1998 compared to $4,977,648 at September 30,1998 and $4,967,128 on December 31,1997, a modest increase. The Company's strong financial performance accounts for the increase. Accounts receivable decreased moderately to $397,740 from $457,979 at December 31,1997 due to strong collection efforts. Inventories increased moderately to $674,609 from $654,551 at year end due to strong order flow late in the quarter. Revenues for the December 31,1998 three month period were $800,620 compared to $920,422 in the prior year. Revenues for the quarter declinded due to a combination of factors including, product mix, seasonal adjustment by some key customers and longer lead times required by the newer products.

          Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

          The Company is in the process of upgrading its computer systems and has completed a review of year 2000 requirements. Some minor adjustments will be needed to be compatible with the year 2000 issues. The Company also plans to be cautious with respect to raw material requirements and plans for unexpected delays in delivery by increasing inventory levels. No other year 2000 issues are anticipated by the Company based on the complete systems review. Even if all of the Company's computer systems completely fail to meet year 2000 requirements, the Company can continue to function with limited interuption through backup manual systems.

          The Company paid a $.03 dividend on its common stock in October 1998 and its Board of Directors declared a $.03 dividend paid in January 1999.

          RESULTS OF OPERATIONS:

          For the three months ended December 31,1998 net income was $80,476 compared to $89,375 or $.05 per share vs. $.06 per share in the year earlier period. The modest decrease in earnings were the result of introduction of new products with longer lead time requirements affecting the current quarter's bottom line. The Company continued to expand its product lines in high performance sealants. Laboratory costs including research and development for this quarter remained steady at $62,775 from $62,394 in the previous year. General and administrative expenses decreased moderately to $141,258 from $156,668.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    THE FLAMEMASTER CORPORATION
                                          (Registrant)




DATE:  February 5, 1999              /s/ Joseph Mazin
     --------------------------    ------------------------------------
                                             (Signature)
                                   Joseph Mazin, President and Chairman
                                   and Chief Executive Officer


DATE:  February 5, 1999             /s/ Barbara E. Waite
     --------------------------    ------------------------------------
                                             (Signature)
                                   Barbara E. Waite, Treasurer and
                                   Secretary


DATE:  February 5, 1999             /s/ Donna Mazin
     --------------------------    ------------------------------------
                                             (Signature)
                                   Donna Mazin, Director