Form 10-Q
period 1999-03-31
FLAMEMASTER CORP
filed 1999-05-05
CIK 37358

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR QUARTER ENDED: MARCH 31, 1999    COMMISSION FILE NO:  0-2172
                         --------------                         ------


                         THE FLAMEMASTER CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


              NEVADA                                   95-2018730
---------------------------------                ---------------------
  (State or other jurisdiction                       (IRS Employer
of incorporation or organization)                identification Number)



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

                        YES    X            NO
                        --------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                        MARCH 31, 1999     1,636,016
                        ----------------------------

Item 1 Financial Information
Item 1 Financial Statements

                         THE FLAMEMASTER CORPORATION
                          CONDENSED BALANCE SHEETS

                                                               MARCH 31,     SEPTEMPER 30,
                                                                  1999           1998
                                                               (UNAUDITED)      (NOTE)
                                                               -----------   --------------
A S S E T S :
CURRENT ASSETS:
---------------
Cash and cash equivalents                                       $1,538,870      $1,404,347
Marketable securities                                            2,244,814       2,308,817
Accounts receivable, less allowance of
$5,000 and $5,000, respectively                                    629,796         483,706
Inventories                                                        817,827         654,551
Settlement receivable                                                -0-            48,191
Prepaid expenses & other assets                                     24,950          32,475
Deferred income taxes                                               17,759          24,273
Note receivable                                                     10,000            -0-
Other investments                                                  113,287         196,290
                                                                ----------      ----------
TOTAL CURRENT ASSETS:                                            5,397,303       5,152,650

Machinery & improvements, net of
accumulated depreciation                                            23,379          28,201
License agreement                                                   95,907         104,247
                                                                ----------      ----------
TOTAL ASSETS                                                    $5,516,589      $5,285,098
                                                                ----------      ----------
                                                                ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
-------------------
Accounts payable                                                $  166,367      $   95,607
Accrued liabilities                                                  9,948           9,733
Income taxes payable                                                64,937          24,937
Deferred tax liability                                              14,177          15,379
Deferred credits                                                    29,346          29,346
                                                                ----------      ----------
TOTAL CURRENT LIABILITIES:                                         284,775         175,002
LONG-TERM LIABILITIES:
----------------------
Notes payable                                                      376,656         376,656
                                                                ----------      ----------
TOTAL LIABILITIES:                                                 661,431         551,658

SHAREHOLDERS' EQUITY:
---------------------
PREFERRED STOCK, par value, $.01 per share,
cumulative, $.56 dividend, convertible,callable,
at $5.95, authorized 500,000 shares, issued and
outstanding, zero at 12/31/98 and zero 9/30/98                        -0-             -0-
COMMON STOCK, par value, $.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,636,016 shares at 3/31/99 and 1,645,015 shares
at 9/30/98                                                          16,360          16,450
Additional paid-in Capital                                       3,754,697       3,775,397
Retained earnings                                                1,138,283         924,052
Allowance for marketable securities                                (54,182)         17,541
                                                                ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                                       4,855,158      $4,733,440
                                                                ----------      ----------
TOTAL LIABILITY AND EQUITY                                      $5,516,589      $5,285,098
                                                                ----------      ----------
                                                                ----------      ----------

Note: Balance sheet as of September 30, 1998 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                         THE FLAMEMASTER CORPORATION
                 CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31,
                       ----------------------------

                                                                  1999          1998
                                                                  ----          ----
Net sales and gross revenues                                  $1,202,802      $1,018,351
                                                              ----------      ----------
                                                              ----------      ----------

Costs and expenses:
   Cost of sales                                                 520,669         484,127
   Selling                                                        62,655          67,177
   General and administrative                                    159,820         148,399
   Laboratory costs                                               63,939          59,703
   Other, (income), expenses, net                                (29,785)        (18,406)
                                                              ----------      ----------
                                                                 777,298         741,000
                                                              ----------      ----------


Income before income taxes                                       425,504         277,351

Income taxes                                                     178,142         104,495
                                                              ----------      ----------
Net income                                                       247,362         172,856
                                                              ----------      ----------
                                                              ----------      ----------


Net income per share, basic                                         $.15            $.11
                                                                    ----            ----
                                                                    ----            ----
Net income per share, diluted                                       $.14            $.11
                                                                    ----            ----
                                                                    ----            ----


Weighted average shares outstanding:
   Basic                                                       1,638,237       1,652,710
                                                              ----------      ----------
                                                              ----------      ----------
   Diluted                                                     1,754,624       1,769,097
                                                              ----------      ----------
                                                              ----------      ----------


See notes to condensed financial statements.

                         THE FLAMEMASTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        SIX MONTHS ENDED MARCH 31,
                       ----------------------------

                                                                  1999          1998
                                                                  ----          ----
Net sales and gross revenues                                  $2,003,422      $1,938,773
                                                              ----------      ----------
                                                              ----------      ----------

Costs and expenses:
   Cost of sales                                                 968,409         997,598
   Selling                                                       129,526         141,015
   General and administrative                                    301,078         305,067
   Laboratory costs                                              126,714         122,097
   Other, (income), expenses, net                                (76,234)        (47,548)
                                                              ----------      ----------
                                                               1,449,493       1,518,229
                                                              ----------      ----------

Income before income taxes                                       553,929         420,544

Income taxes                                                     226,091         158,313
                                                              ----------      ----------
Net income                                                       327,838      $  262,231
                                                              ----------      ----------


Net income per share, basic                                         $.20            $.16
                                                                    ----            ----
                                                                    ----            ----

Net income per share, diluted                                       $.19            $.16
                                                                    ----            ----
                                                                    ----            ----

Weighted average shares outstanding:
   Basic                                                       1,640,386       1,614,952
                                                              ----------      ----------
                                                              ----------      ----------
   Diluted                                                     1,756,773       1,731,339
                                                              ----------      ----------
                                                              ----------      ----------

See notes to condensed financial statements

                         THE FLAMEMASTER CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31,
                       ----------------------------

                                                                  1999          1998
                                                                  ----          ----
Net cash provided (used) by operating activities:                 75,334      $  (79,478)
                                                              ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements                              (2,925)         (1,870)
Net purchases and sales of investment
securities                                                       (26,341)        144,610
                                                              ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES:                           (29,266)        142,740
                                                              ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of Company's Preferred Stock                               -0-          (42,998)
Purchase of Company's Common Stock                               (19,586)           -0-
Dividends paid                                                   (49,179)        (47,420)
Issuance of common stock                                            -0-           16,761
                                                              ----------      ----------
Net cash used in financing activities                            (68,765)        (73,657)
                                                              ----------      ----------


NET INCREASE, (DECREASE), IN CASH                                (22,697)        (10,395)
                                                              ----------      ----------

Cash, beginning of period                                      1,561,567      $1,435,120
                                                              ----------      ----------
Cash, end of period                                            1,538,870       1,424,725
                                                              ----------      ----------
                                                              ----------      ----------


Cash paid during period for income taxes                      $  149,000      $   60,000
                                                              ----------      ----------
                                                              ----------      ----------


See notes to Condensed Financial Statements.

                          THE FLAMEMASTER CORPORATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1999


Note 1:  FORWARD-LOOKING AND CAUTIONARY STATEMENTS

        The Company and its representative may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby indentifying information that is forward-looking, including, without limitation, statements regarding the Company's future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entitities on mergers, acquisitions, or alliance possibilities and expansion of product offerings. Actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          THE FLAMEMASTER CORPORATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1999

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

         Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         INVESTMENT IN DEBT AND EQUITY SECURITIES
         The Company adopted Statement of Financial Accounting Standards No:
         115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At March 31, 1999 the Company had no investments that qualified as trading or held to maturity.

         The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                          THE FLAMEMASTER CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                               MARCH 31, 1999

Note 3:  Inventories are summarized as follows:

                                                      March 31,      September 30
                                                        1999             1998
                                                      ----------     ------------
         Raw materials                                  $393,253       $269,959
         Shipping materials                               68,486         52,718
         Finished goods                                  356,087        331,874
                                                        --------       --------
                                                        $817,826       $654,551
                                                        --------       --------

Note 4: During the three months ended March 31, 1999, the Company purchased 4500 shares of its outstanding common stock at a cost of $19,586.


Note 5:  MARKETABLE SECURITIES:
         Marketable securities classified as current assets at March 31, 1999 include the following:

                                                      Fair Value         Cost
                                                      ----------       ---------
         Other Govt Bonds                                 57,031          57,197
         U.S.Treasury obligations                        490,928         459,997
         Corporate debt securities                        23,936          23,462
         Mortgage backed securities                        4,239          10,911
         Marketable equity securities                  1,668,680       1,769,158
                                                       ---------       ---------
                                                       2,244,814       2,320,725

         The contractual maturities of debt
         securities available for sale at
         March 31, 1999 are as follows:

                                                      Fair Value         Cost
                                                      ----------       ---------
         Due within one year                             129,690         127,143
         Due after one year thru 5 years                 164,921         158,633
         Due after 5 years thru 10 years                 217,155         193,771
         Due after 10 years                               59,707          60,715
         Not due at single maturity date                   4,662          11,304
                                                       ---------       ---------
                                                         576,135         551,566

         Gross unrealized holding gains and losses at March 31, were $247,182 and $323,094 respectively. Realized losses from the sale of securities for the three months ended March 31, were $111.

THE FLAMEMASTER CORPORATION
ITEM 2
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

MARCH 31, 1999 COMPARED TO SEPTEMBER 30, 1998 AND
-------------------------------------------------
MARCH 31, 1999 COMPARED TO MARCH 31, 1998.
------------------------------------------

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition is strong, current assets were $5,397,303 compared to current liabilities of $284,775 at March 31, 1999 for a current ratio of 19 TO 1.

Working capital stood at $5,112,528 on March 31, 1999 compared to $4,977,648 at September 30, 1998 and $4,895,220 on March 31, 1998, a modest increase. The Company's strong financial performance accounts for the increase. Accounts receivable jumped to $629,796 from $577,715 at March 31, 1998, due to the increased volume of business. Inventories rose significantly to $817,827 from $654,551 at year end due to the expanded volume of orders. The trend of increasing inventory levels is expected to continue to accommodate the higher levels of orders. Revenues for March 31, 1999 quarter were $1,202,802 compared to $1,018,351 in the prior year, an 18.1% gain. Revenues for the six months were $2,003,422 compared to $1,938,773 in the year earlier period. The Company benefited from a wider acceptance of its recent new product introductions.

Management believes that future working capital requirements will be provided primarily from operations and the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

The Company is in the process of upgrading its computer systems and has completed a review of year 2000 requirements. Some minor adjustments will be needed to be compatible with year 2000 requirements. The Company also plans to be cautious with respect to raw material requirements and plans for unexpected delays in delivery by increasing inventory levels. No other year 2000 issues are anticipated. Even if all of the Company's computer systems completely fail to meet year 2000 requirements, the Company can continue to function with limited interruption through backup manual systems.
Management believes that capital expenditure for upgrading its computer systems as well as being Y2K compliant will not exceed $25,000 over the next six months.

The Company paid a $.03 dividend on its common stock in January 1999 and its Board of Directors declared a $.03 dividend paid in April 1999.

RESULTS OF OPERATIONS:

For the three months ended March 31, 1999 net income was $247,362 compared to $172,856 or $.15 per share vs. $.11 per share in the year earlier quarter. The 43% earnings gain is the result of an expanded customer base, wider acceptance of new product introductions and increased internet marketing activity. The Company continues to expand its product lines in high performance sealants and related products.

For the six month period net income rose to $327,838 from $262,231 a 25% increase. Laboratory costs, including research and development for this quarter rose moderately to $63,939 from $59,703 due to an expanding product line up. For the six months laboratory costs increased to $126,714 from $122,097.

General and administrative expenses in the quarter rose modestly to $159,820 from $148,399 in the prior year's quarter due to additional temporary help to handle the increased volume of business. For the six month period general and administrative expenses decreased very modestly to $301,078 from $305,067.

Part 11 Other Information


                            THE FLAMEMASTER CORPORATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


The Registrant's annual meeting was held on March 18, 1999 and the following directors were re-elected.

     William Deutsch
     Leon Gutowicz
     Joseph Mazin
     Donna Mazin
     Sion Mazin
     Stuart Weinstein

The directors were elected by a vote of 1,484,200 or a total of 90.46%.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              THE FLAMEMASTER CORPORATION
                                         -------------------------------------
                                                     (Registrant)




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