Form 10-Q
period 1999-06-30
FLAMEMASTER CORP
filed 1999-08-05
CIK 37358

                                   FORM 10- Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR QUARTER ENDED: JUNE 30, 1999 COMMISSION FILE NO: 0-2172
                              -------------                     ------

                           THE FLAMEMASTER CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                NEVADA                              95-2018730
---------------------------------------------       ----------------------------
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

                           YES  X            NO
                           ----------        ----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                          JUNE 30, 1999    1,633,616
                          -----------------------------

Item 1 Financial Information
Item 1 Financial Statements

                           THE FLAMEMASTER CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                 JUNE 30,               SEPTEMBER 30
                                                                   1999                    1998
                                                               (UNAUDITED)                 (NOTE)
                                                               ------------             ------------
A S S E T S :
CURRENT ASSETS :
Cash and cash equivalents                                      $  1,764,530             $  1,404,347
Marketable securities                                             2,641,647                2,308,817
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                                    640,133                  483,706
Inventories                                                         870,563                  654,551
Settlement receivable                                                   -0-                   48,191
Prepaid expenses & other assets                                     452,310                   32,475
Deferred income taxes                                                26,270                   24,273
Note receivable                                                      10,000                      -0-
Other investments                                                    48,287                  196,290
                                                               ------------             ------------
TOTAL CURRENT ASSETS:                                             6,453,740                5,152,650

Machinery & improvements, net of
accumulated depreciation                                             25,113                   28,201
License agreement                                                    91,737                  104,247
                                                               ------------             ------------
TOTAL ASSETS                                                   $  6,570,590             $  5,285,098
                                                               ------------             ------------
                                                               ------------             ------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                               $    191,664             $     95,607
Accrued liabilities                                                   1,287                    9,733
Income taxes payable                                                422,759                   24,937
Deferred tax liability                                               15,652                   15,379
Deferred credits                                                     29,345                   29,346
                                                               ------------             ------------
TOTAL CURRENT LIABILITIES:                                          660,707                  175,002
LONG-TERM LIABILITIES:
Notes payable                                                       376,656                  376,656
                                                               ------------             ------------
TOTAL LIABILITIES:                                                1,037,363                  551,658

SHAREHOLDERS' EQUITY:
PREFERRED STOCK, par value,$.01 per share,
cumulative,$.56 dividend, convertible,callable,
at $5.95, authorized 500,000 shares, issued and
outstanding, zero at 6/30/99 and zero 9/30/98                           -0-                      -0-
COMMON STOCK, par value,$.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,633,616 shares at 6/30//99 and 1,645,015 shares
at 9/30/98.                                                          16,336                   16,450
Additional paid-in Capital                                        3,749,177                3,775,397
Retained earnings                                                 1,448,806                  924,052
Allowance for marketable securities                                 318,908                   17,541
                                                               ------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                        5,533,227             $  4,733,440
                                                               ------------             ------------
TOTAL LIABILITY AND EQUITY
                                                               $  6,570,590             $  5,285,098
                                                               ------------             ------------
                                                               ------------             ------------


Note: Balance sheet as of September 30, 1998 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           THREE MONTHS ENDED JUNE 30,
                      ------------------------------------


                                                                 1999                1998
                                                             -----------         -----------
Net sales and gross revenues                                 $ 1,441,400         $   927,550
                                                             -----------         -----------
                                                             -----------         -----------
Costs and expenses:
   Cost of sales                                                 586,570             508,365
   Selling                                                        75,318              68,209
   General and administrative                                    147,264             146,998
   Laboratory costs                                               75,591              66,094
   Other, (income), expenses, net                                (15,189)            (37,556)
                                                             -----------         -----------
                                                                 869,554             752,110
                                                             -----------         -----------

Income before income taxes                                       571,846             175,440

Income taxes                                                    (207,227)             (9,471)
                                                             -----------         -----------
Net income                                                       364,619             165,969

Other comprehensive income
  Net of income tax
Unrealized Holding Gains (Losses)                                199,425            (143,824)
                                                             -----------         -----------

Comprehensive Income                                         $   564,044         $    22,145
                                                             -----------         -----------
                                                             -----------         -----------
Net income per share, basic                                  $       .22         $       .10
                                                             -----------         -----------
                                                             -----------         -----------
Net income per share, diluted                                $       .22         $       .09
                                                             -----------         -----------
                                                             -----------         -----------
Weighted average shares outstanding:
   Basic                                                       1,634,012           1,652,785
                                                             -----------         -----------
                                                             -----------         -----------
   Diluted                                                     1,750,399           1,769,172
                                                             -----------         -----------
                                                             -----------         -----------


See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,
                           --------------------------


                                                                 1999                1998
                                                             -----------         -----------
Net sales and gross revenues                                 $ 3,444,822         $ 2,866,323
                                                             -----------         -----------
                                                             -----------         -----------

Costs and expenses:
   Cost of sales                                               1,554,980           1,505,963
   Selling                                                       204,844             209,223
   General and administrative                                    448,342             452,065
   Laboratory costs                                              202,304             188,191
   Other, (income), expenses, net                                (91,423)            (85,103)
                                                             -----------         -----------
                                                               2,319,047           2,270,339
                                                             -----------         -----------


Income before income taxes                                     1,125,775             595,984

Income taxes                                                     433,318             167,784
                                                             -----------         -----------
Net income                                                       692,457         $   428,200


Other comprehensive income
   Net of Income Tax
Unrealized Holding Gains (Losses)                                177,807             (43,888)
                                                             -----------         -----------

Comprehensive Income                                         $   870,264         $   384,312
                                                             -----------         -----------
                                                             -----------         -----------

Net income per share, basic                                  $       .42         $       .26
                                                             -----------         -----------
                                                             -----------         -----------

Net income per share, diluted                                $       .41         $       .25
                                                             -----------         -----------
                                                             -----------         -----------

Weighted average shares outstanding:
   Basic                                                       1,638,492           1,627,563
                                                             -----------         -----------
                                                             -----------         -----------
   Diluted                                                     1,754,879           1,743,950
                                                             -----------         -----------
                                                             -----------         -----------

See notes to condensed financial statements

                           THE FLAMEMASTER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,


                                                                1999                1998
                                                             ----------          ----------
Net cash provided (used) by operating activities:               598,313             494,465
                                                             ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of equipment & improvements                                -0-               2,396
Purchase of equipment & improvements                            (12,632)                -0-
Net purchases and sales of investment
securities                                                      (31,463)           (101,061)
                                                             ----------          ----------

NET CASH USED IN INVESTING ACTIVITIES:                          (44,095)            (98,665)
                                                             ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of Company's Preferred Stock                               -0-             (42,998)
Purchase of Company's Common Stock                              (46,277)            (14,430)
Dividends paid                                                 (147,758)           (149,226)
Issuance of common stock                                            -0-              16,761
                                                             ----------          ----------

Net cash used in financing activities                          (194,035)           (189,893)
                                                             ----------          ----------


NET INCREASE, (DECREASE), IN CASH                               360,183             205,907
                                                             ----------          ----------


Cash, beginning of period                                     1,404,347           1,375,947
                                                             ----------          ----------
Cash, end of period                                           1,764,530           1,581,854
                                                             ----------          ----------
                                                             ----------          ----------

Cash paid during period for income taxes                        482,277             180,000

Cash paid during period for interest expense                     19,774                 -0-



See notes to Condensed  Financial Statements.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999



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

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

Note 2: The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999 . For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES INVESTMENT IN DEBT AND EQUITY SECURITIES The Company adopted Statement of Financial Accounting Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At June 30, 1999 the Company had no investments that qualified as trading or held to maturity.
               The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                           THE FLAMEMASTER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

Note 3:       Inventories are summarized as follows:


                                                                   June 30,           September 30
                                                                       1999                   1998
                                                                   --------           ------------
              Raw materials                                        $450,463               $269,959
              Shipping materials                                    60,505                 52,718
              Finished goods                                        359,595                331,874
                                                                   --------               --------

                                                                   $870,563               $654,551
                                                                   --------               --------



Note 4: During the three months ended June 30, 1999, the Company purchased 2400 shares of its outstanding common stock at a cost of $10,486.76.


Note 5:       MARKETABLE SECURITIES:
              Marketable securities classified as current assets at June 30, 1999 include the following:


                                                                 FAIR VALUE                   COST
                                                                 ----------              ---------
              Other Govt Bonds                                       55,337                 57,184
              U.S.Treasury obligations                              483,457                468,024
              Corporate debt securities                              22,643                 23,462
              Mortgage backed securities                             15,095                 17,003
              Marketable equity securities                        2,065,115              1,778,795
                                                                  ---------              ---------
                                                                  2,641,647              2,344,468

              The contractual maturities of debt
              securities available for sale
              at June 30, 1999 are as follows:
                                                                 FAIR VALUE                   COST
                                                                 ----------              ---------
              Due within one year                                   131,200                129,674
              Due after one year thru 5 years                       162,958                161,114
              Due after 5 years thru 10 years                       209,724                196,788
              Due after 10 years                                     57,192                 60,686
              Not due at single maturity date                        15,458                 17,411

                                                                 ----------              ---------
                                                                    576,532                565,673


              Gross unrealized holding gains and losses at June 30, were $424,908 and $127,730 respectively. Realized gains from the sale of securities for the three months ended June 30, were $5,442.

THE FLAMEMASTER CORPORATION
Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

JUNE 30, 1999 COMPARED TO SEPTEMBER 30, 1998 AND
JUNE 30, 1999  COMPARED TO JUNE 30, 1998.

FINANCIAL CONDITION AND LIQUIDITY:
The Company's financial condition is strong, current assets were $6,453,740 compared to current liabilities of $660,707 at June 30, 1999 for a current ratio of about 9.8 to 1.
Working capital stood at $5,793,033 on June 30, 1999 compared to $4,977,648 on September 30, 1998. Accounts receivable increased to $640,133 from $439,216 at June 30,1998.
The increases are atttributable to the Company's strong financial performance. Inventories rose to $870,563 from $654,551 at year end due to higher volume of business.
Revenues for the three months expanded to $1,441,400 from $927,550 in the previous year's quarter due to an increase in U.S.Government business as well as acceptance of the Company's new product introductions.
For the nine months sales increased to $3,444,822 from $2,866,323 in the prior year's period.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the foreseeable future. Management believes that the Company's creditworthiness is substantial relative to its size.

The Company is in the process of upgrading its computer systems and has completed a review of year 2000 requirements. Some minor adjustment will be needed to be compatible with year 2000 requirements. The Company also plans to be cautious with respect to raw material requirements and plans for unexpected delays in delivery by increasing inventory levels. No other year 2000 issues are anticipated. Even if all of the Company's computer systems completely fail to meet year 2000 requirements, the Company can continue to function with limited interuption through backup manual systems. Management believes that capital expenditure for upgrading its computer systems as well as being Y2K compliant will not exceed $25,000 over the next six months.
The Company paid a $.03 dividend on its common stock in April 1999 and the Board of Directors declared a $.03 cash dividend to be paid on August 5, 1999.

RESULTS OF OPERATIONS:
For the three months ended June 30, 1999 net income was $364,619 compared to $165,969 in the prior year. The rise in net income was due to expanded volume and increase in sales of high margin products. Per share net income primary was $.22 vs $.10 in the year earlier and fully diluted $.22 vs $.09.
For the nine months ended June 30, 1999 net income was $692,457 vs $428,200 for the June 30, 1998 period, while per share earnings primary expanded to $.42 from $.26. For the three month period cost of sales as a percentage of sales declined significantly to 40% from 54% in the previous year's quarter due to the volume increase and sales of higher margin products. Selling expense also declined as a percentage of sales benefiting from the volume increase. Laboratory costs including research and development for the quarter increased to $75,591 from $66,094 in the previous year. For the nine month period cost of sales decreased to 45% of sales from 52.5% of sales in the June 30, 1998 period, while general & administrative expenses declined to 13% from 15.77% in the year earlier due to greater efficiency as well as growth in sales volume.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          THE FLAMEMASTER CORPORATION
                                          --------------------------------------
                                                   (Registrant)




DATE:  AUGUST 3, 1999                     JOSEPH MAZIN
----------------------                    --------------------------------------
                                                   (Signature)
                                          Joseph Mazin, President and Chairman
                                          and Chief Executive Officer


DATE:  AUGUST 3, 1999                     BARBARA E. WAITE
----------------------                    --------------------------------------
                                                   (Signature)
                                          Barbara E. Waite, Treasurer and
                                          Secretary


DATE:  AUGUST 3, 1999                     DONNA MAZIN
----------------------                    --------------------------------------
                                                   (Signature)
                                          Donna Mazin, Director