Form 10-K
period 1999-09-30
FLAMEMASTER CORP
filed 1999-12-07
CIK 37358

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 1999 Commission File No: 0-2712

                           THE FLAMEMASTER CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                NEVADA                                    95-2018730
    -------------------------------                  ----------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification Number)

                 11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
                -------------------------------------------------
                (Address of Principal Executive Offices) Zip Code

       Registrant's telephone number, including area code: (818) 982-1650
                                                          ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
           -----------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK - $.01 PAR VALUE
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X      NO
                                        -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates at November 22, 1999 was $4,945,728.

As of September 30, 1999, there were 1,626,935 shares of common stock, $.01 par value, outstanding.

Part III is incorporated by reference from the proxy statement for the next annual meeting of the shareholders.

                                TABLE OF CONTENTS


PART I                                                                                         PAGE
------                                                                                         ----
Item 1 Business                                                                                 3

Item 2 Properties                                                                               7

Item 3 Legal Proceedings                                                                        7

Item 4 Submission of Matters to a Vote of Security Holders                                      7

PART II
-------

Item 5 Market for Registrant's Common Stock and Related Stockholder Matters                     8

Item 6 Selected Financial Data                                                                  9

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations   10

Item 8 Financial Statements and Supplementary Data                                             13

Item 9 Disagreements on Accounting and Financial Disclosure                                    13

PART III
--------

Item 10 Directors and Executive Officers of the Registrant                                     14

Item 11 Executive Compensation                                                                 14

Item 12 Security Ownership of Certain Beneficial Owners and Management                         14

Item 13 Certain Relationships and Related Transactions                                         14

PART IV
-------

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       15

SIGNATURES

                                       -2-

                           THE FLAMEMASTER CORPORATION

                                     PART I

ITEM 1 BUSINESS

The Flamemaster Corporation (Registrant or the Company) develops, manufactures, and sells coatings and sealants. In addition, Registrant receives royalties from other manufacturers who produce certain of the Registrant's products under license. Registrant was incorporated under the laws of Nevada on September 14, 1942.

COATINGS:

Registrant produces flame-retardant coatings and high-heat resistant coatings.

Flame retardant coatings are used in industrial applications to prevent the propagation of fire in electrical cables that are grouped together in cable trays, junction boxes, cable trenches, and similar locations. These coatings are also used in the construction of fire stops used to seal openings in walls or ceilings through which electrical cables pass.

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

In August 1994, Registrant entered into an agreement with PRC-DeSoto Int'l Corp., formerly known as Courtaulds Aerospace, Inc. wherein PRC-DeSoto Int'l Corp. granted to Flamemaster a license with respect to certain technology and proprietary rights of PRC-DeSoto Int'l Corp. that Flamemaster expects to enhance its sealant line.

ROYALTIES:

Approximately 0.002% of the Registrant's revenues were derived from royalties. Some protection exists for the Company's products through patents. However, not a major portion of business is subject to licenses. Registrant receives royalty income from Hitachi Cable, Ltd. of Japan.

Hitachi Cable Ltd. produces the Registrant's flame retardant coating in Japan under a nonexclusive license agreement. Royalties paid are 3% and 6% of net sales and are reported and paid annually.

This agreement will expire in November of 1999. Royalty income decreased from $10,399 in 1998 to $4,462 in 1999.

                          THE FLAMEMASTER CORPORATION

                                     PART I

ROYALTIES (CONTINUED):

Flamemaster pays royalties to PRC-DeSoto Int'l Corp. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant. The minimum required royalty payment is $25,000 per year from 1996 through 2003. Royalties paid to PRC-DeSoto were $59,112 for the fiscal year ended l999.

METHODS OF DISTRIBUTION:

Flamemaster products are sold directly by four full time employees, one commissioned sales representative and through a network of 15 distributors.

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

Flamemaster's sealant product line is sold to large and small manufacturers, distributors, airlines and the United States Government. The fire retardant coatings are sold to utilities and other industrial plants and the high heat ablative coatings are sold mainly to the aerospace industry.

RAW MATERIALS:

Registrant buys most of its raw materials from a variety of large, well-established suppliers and manufacturers of the chemicals required making sealants and coatings. These suppliers are under no obligation to continue supplying these chemicals to Flamemaster, but these chemicals are readily available from other suppliers.

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

                              THE FLAMEMASTER CORPORATION

                                      PART I

PRINCIPAL PRODUCTS:

The principal product classes produced by the Registrant consist of sealants and coatings. Sales of sealants were $3,899,481, $3,246,210 and $2,671,118 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Sales of coatings were $395,796, $523,017 and $395,213 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

PATENTS AND TRADEMARKS:

The Company has protected trademarks in 12 Far East countries and previously owned patents in these countries as well as many other countries for its flame-retardant coatings. Registrant believes that its trademarks, experience and creative skill of its employees will give continued success rather than ownership of patents.

SEASONABILITY:

Registrant's business is not seasonal but does fluctuate in response to such factors beyond its control as strikes and other economic conditions adversely affecting its customers.

WORKING CAPITAL ITEMS:

Registrant does not normally carry excessive inventories to meet the requirements of its customers, since Registrant is generally able to fill customers' orders within 75 days.

The Company has approximately $5,718,492 of working capital, including approximately $4,363,182 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 2000 fiscal year.

PRINCIPAL CUSTOMERS:

During the fiscal year ended September 30, 1999, an agency (General Services Administration) of the United States Government accounted for $1,190,819 (27.71%) of sales as compared to $490,896 (12.96%) in 1998. Another major customer in l999 was a distributor, which accounted for $625,879 or 14.56% of sales. No other single customer accounted for 10% or more of sales.

BACKLOGS:

Backlog of orders at September 30, 1999 was $529,236 as compared to $736,598 in 1998.

                             THE FLAMEMASTER CORPORATION

                                      PART I

RENEGOTIATIONS:

Registrant's business is not subject to possible renegotiations of profits. Sales are made on a fixed-price basis, including sales to the U.S. Government. Substantially all contract sales are made to the U.S. Government and none are based on the cost-plus method of pricing.

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

Additionally, the Registrant produces sealants utilized in the manufacture of aircraft and land transportation vehicles. This industry is highly competitive, however, Flamemaster continues to maintain the number two position in the market share of these products.

Registrant also produces high temperature specialty coatings used by the aerospace industry that are formulated to meet the requirements of specific aerospace applications. Since these products are specialized and low volumes, there is a limited amount of competition in this niche of our product group.

RESEARCH AND DEVELOPMENT:

Net laboratory costs at September 30, 1999 were $270,507. In fiscal years ended September 30, 1998 and September 30, 1997, laboratory costs were $246,442 and $243,378, respectively. Flamemaster received no revenues to offset laboratory costs in 1999, 1998 or 1997.

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

                             THE FLAMEMASTER CORPORATION

                                      PART I

EMPLOYEES:

As of September 30, 1999 Registrant employed 28 persons as compared to 26 persons in the prior year.

EXPORT SALES:

Export sales totaled $177,808, $335,910 and $372,209 in 1999, 1998, and 1997,
respectively.

ITEM 2. PROPERTIES

Registrant occupies approximately 28,000 square feet of office and manufacturing space located at 11120 Sherman Way, Sun Valley, California 91352 under terms of a lease expiring in March 2001.

Registrant believes its facilities are adequate for present and anticipated operations

ITEM 3. LEGAL PROCEEDINGS

In February 1994 a suit was filed against the Company for an environmental claim related to property leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean up. The action was settled during January 1997. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company was required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. In August of 1998, Flamemaster completed its settlement obligation.

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. This claim is currently pending with the UST Clean Up Fund and will be under consideration for two or three years. No reimbursement of settlement monies has been accrued as of September 30, 1999.

There were four wrongful death claims filed against the Company during 1996 and two additional companion lawsuits filed in 1997. All six cases involved were health-related product liability claims. The cases alleged that chemicals supplied by the Company, as well as numerous other defendants, contributed to the deaths of merchant seamen. The Company was never served in three of the cases and was dismissed by the Plaintiff in two of the other cases and the court has dismissed the final case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                             THE FLAMEMASTER CORPORATION

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

Registrant's common stock is traded over-the-counter on the National Market System with the NASDAQ symbol "FAME". The over-the-counter market quotations reflect inter dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following stock prices represent the daily prices of the stock for fiscal 1999 and 1998.

                                                                                      Low Bid                 High Bid
                                                                                      -------                 --------
      October-December 1998                                                            $3.00                   $5.50
      January-March 1999                                                               $4.12                   $5.75
      April-June 1999                                                                  $4.18                   $6.87
      July-September 1999                                                              $5.06                   $6.25


      October-December 1997                                                            $3.50                   $5.50
      January-March 1998                                                               $5.75                   $7.25
      April-June 1998                                                                  $4.63                   $6.50
      July-September 1998                                                              $3.06                   $5.63


The stock quote as of November 22, 1999 was $ 5.68 bid and $ 6.12 asked.

As of November 22, 1999, there were approximately 1,000 beneficial holders of Registrant's common stock.

The common stock dividend was increased on April 1, 1997 from $.024 to $.03 per quarter. Dividends are expected to remain constant in the near future.

                             THE FLAMEMASTER CORPORATION

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended September 30, 1999 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                        Year Ended September 30,
                                                                        ------------------------
                                            1999              1998               1997              1996               1995
                                         ----------        ----------         ----------        ----------         ----------
Net Sales                                $4,298,137        $3,775,966         $3,392,955        $3,248,641         $3,193,513

Income from Continuing

Operations                                  876,396           523,308            375,402           393,710            243,262

Income from Continuing
Operations per share,
Basic                                          0.54              0.32               0.21              0.23               0.13

Income from Continuing
Operations per Common
share, Diluted                                 0.52               ***                ***              0.23                ***

Cash Dividends Declared
per Common share                               0.12              0.12               0.12              0.10               0.10

Total Assets                              5,958,410         5,285,098          4,951,385         4,900,498          4,820,174
Working Capital                           5,718,492         4,977,648          4,603,527         3,449,987          3,383,059
Shareholders' Equity                      5,450,714         4,733,440          4,761,323         4,598,726          4,491,980


*** Diluted earnings per share for 1995, 1997 and1998 and are not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

                            THE FLAMEMASTER CORPORATION

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1999:

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition is strong. Current assets were $5,849,532 compared to current liabilities of $131,040 at September 30, l999 for a current ratio of 44.6 to 1. Working capital increased by $740,844 to $5,718,492 compared to $4,977,648 at September 30, l998.

Cash and cash equivalents, and marketable securities increased by $650,018 to $4,363,182.

The company manufactures and sells aircraft sealants and protective coatings for both military and commercial applications. The products are produced for both new construction as well as maintenance and repair facilities.

Accounts receivable increased to $496,776 at September 30, 1999 from $483,706 in the previous year. The increase is a result of increased sales for 1999.

Revenues for the fiscal year ended September 30, 1999 were $4,679,695 compared to $4,029,706 in the prior year, an increase of 16.1%. Sales of aircraft sealants increased to $3,899,481 or 90.72% from $3,246,210 or 85.97% in the prior year and sales of Flamemastic (fire-retardant coating) and Dyna-Therm (aerospace coatings) decreased to $395,796 or 9.21% of sales from $523,017 or 13.85%. Two customers each accounted for more than 10% of sales. These two customers accounted for a total of 42.27%. The U.S. Government accounted for 27.71% of sales in fiscal 1999 compared to 13.00% in the year earlier and historical levels of over 25%.

Royalty income for fiscal 1999 was $4,462 down from $10,399 in the previous year. Royalty income is not a significant factor affecting the Company's earnings or revenues.

The Company is in the process of upgrading its computer systems and has completed a review of year 2000 requirements. Some minor adjustment will be needed to be compatible with Y2K requirements. The Company also plans to be cautious with respect to raw material requirements and plans for unexpected delays in delivery by increasing inventory levels. No other Y2K issues are anticipated. Even if all of the Company's computer systems completely fail to meet Y2K requirements, the Company can continue to function with limited interruption through backup manual systems. Management believes that capital expenditures for upgrading its computer systems as well as being Y2K compliant will not exceed $25,000 and will be complete by the end of December 1999.

The Company believes that liquidity and working capital are adequate to fund the Company's operations and capital requirements for the 2000 fiscal year.

                              THE FLAMEMASTER CORPORATION

                                      PART II

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

Flamemaster's main competitor is a multi billion dollar, multi national corporation.

Backlog of orders at September 30, 1999 was $529,236 down from $736,598 in the previous year. Decrease was primarily due to a decrease in blanket orders and fewer GSA contracts.

The common stock dividend was increased on April 1, 1997 from $.024 to $.03 per quarter and remained constant during 1999 and 1998. Dividends are expected to remain constant in the near future.

FISCAL 1999 VS. 1998:

Sales for the fiscal year ended September 30, 1999 were $4,298,137 an increase of $522,171 or 13.8% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased to 9.21% of sales or $355,795 from 13.85% of sales or $523,017. Sales of aircraft sealants continued to increase as a result of introduction of new products and more product categories, as well as an expanded customer base. Sales of Chem Seal (sealant) products increased to $3,899,481 from $3,246,210 in the prior year, mostly as a result of increased U.S. Military activities in Europe. Two customers accounted for a total of 42.3% of sales. The Company's largest customer, the U.S. Government accounted for 27.7% of sales, compared to the year earlier level of 13.0%. The company's second largest customer was a distributor accounted for 14.6% of sales.

Royalty income decreased to $4,462 from $10,399 in the previous year.

Costs of products sold in fiscal l999 were $1,973,444 compared to $1,967,790 in the previous year. These amounts represent 46% and 52% of the sales in 1999 and 1998, respectively. Decrease in cost of products as a percent of sales is due to the increased sales of higher profit margin items of desired aircraft sealant products.

                             THE FLAMEMASTER CORPORATION

                                      PART II

FISCAL 1999 VS. 1998 (CONTINUED):

Selling, general and administrative expenses decreased to $853,032 from $873,693 while gross laboratory costs increased to $270,507 from $246,442. The decrease in selling, general and administrative expenses was due to a reduction in legal fees and stock fees and the increase in laboratory costs was primarily due to an increase in personnel in order to support research and development projects.

The license agreement with PRC-DeSoto grants Flamemaster the right to use technical data obtained from PRC-DeSoto in the productions of sealants. The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal l999, this royalty amounted to $59,112.

FISCAL 1998 VS. 1997:

Sales for the fiscal year ended September 30, 1998 were $3,775,966 an increase of $383,011 or 10.1% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) increased to 13.85% of sales or $523,017 from 11.6% of sales or $395,213. Sales of aircraft sealants continued to increase as a result of introduction of more product categories and line extensions, as well as an expanded customer base. Sales of Chem Seal (sealant) products increased to $3,246,210 from $2,671,118 in the prior year. Three customers each accounted for more than 10% of sales. The Company's largest customer purchased sealants accounting for approximately 17.3% of sales, compared to the year earlier level of 6.01%. The company's second largest customer was the United States Government which purchased sealants accounting for approximately 13.00% of sales compared to the year earlier level of approximately 12.03% of sales. The other company purchased sealants that accounted for 10.3% of sales in the current year compared to 12.6% in the prior year. No other company accounted for 10% or more of sales.

Royalty income decreased to $10,399 from $13,484 in the previous year.

Costs of products sold in fiscal l998 were $1,967,790 compared to $1,794,639 in the previous year. The increase in cost of products the significant increase in sales for the year.

Selling, general and administrative expenses decreased to $873,693 from $929,650 while gross laboratory costs remained steady at about $246,442 from $243,378. The decrease in selling, general and administrative expenses was primarily due to a decrease in profit sharing contributions.

The license agreement with PRC-DeSoto Int'l Corp., formerly known as Courtaulds Aerospace, Inc. grants Flamemaster the right to use technical data obtained from PRC-DeSoto in the productions of sealants. The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal l998, this royalty amounted to $25,000.

                           THE FLAMEMASTER CORPORATION

                                     PART II

IMPACT OF INFLATION AND CHANGING PRICES:

Raw material costs and wages remained steady in 1999, as average selling prices also remained constant. No significant changes are anticipated for 2000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 26% of the Company's outstanding common shares. Two of the six members of the board are on the Altius Investment Corporation's Board of Directors. The Company's President and Chairman is Chairman of the Altius Investment Corporation as well.

                             THE FLAMEMASTER CORPORATION

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             1.     FINANCIAL STATEMENTS

                           The following financial statements are included in
                           Part II, Item 8:

                              -   Report of Independent Auditors - Beckman Kirkland & Whitney on 1999, 1998
                                   and 1997 financial statements.

                              -   Balance Sheets, September 30, 1999 and 1998.

                              -   Statements of Income for the years ended September 30, 1999, 1998, and 1997.

                              -   Statements of Shareholders' Equity for the years ended September 30, 1999,
                                   1998, and 1997.

                              -   Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997.

                              -   Notes to Financial Statements.

             2.     FINANCIAL STATEMENT SCHEDULES

                              -   Schedule II - Valuation and Qualifying Accounts.

             3.     EXHIBITS

                              -   Exhibit 11.1 - Statement regarding computation of per share earnings.


All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto. Separate financial statements of the Registrant have been omitted because the Registrant meets the requirements that permit omission.

                          INDEPENDENT AUDITORS' REPORT

November 17, 1999

Board of Directors and Shareholders
The Flamemaster Corporation
Los Angeles, California

We have audited the accompanying balance sheets of The Flamemaster Corporation as of September 30, 1999 and 1998, and the related statements of income, shareholders' equity, and cash flows for the years ended September 30, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of The Flamemaster Corporation at September 30, 1999, and 1998, and the results of their operations and their cash flows for the years ended September 30, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.

Beckman Kirkland & Whitney

Agoura Hills, California

                            THE FLAMEMASTER CORPORATION
                                   BALANCE SHEET

                                                                                                     September 30,
                                                                                               1999                 1998
                                                                                            ----------           ----------
ASSETS

CURRENT ASSETS:

    Cash and Cash Equivalents                                                               $1,913,201           $1,404,347
    Marketable Securities (Note C)                                                           2,449,981            2,308,817
    Accounts Receivable, less Allowance
        For Doubtful Accounts of $5,000 in 1999 and 1998                                       496,776              483,706
    Inventories (Note D)                                                                       873,504              654,551
    Settlement Receivable (Note I)                                                                   -               48,191
    Prepaid Expenses and Other Assets                                                           36,298               32,475
    Deferred Income Taxes (Note K)                                                              33,485               24,273
    Other Investments                                                                           46,287              196,290
                                                                                            ----------           ----------
    TOTAL CURRENT ASSETS                                                                     5,849,532            5,152,650
                                                                                            ----------           ----------
EQUIPMENT AND IMPROVEMENTS, at cost

    Machinery and Equipment                                                                    593,122              592,286
    Furniture and Fixtures                                                                     116,620              117,899
    Laboratory Equipment                                                                        60,505               56,434
    Leasehold Improvements                                                                     119,185              119,185
                                                                                            ----------           ----------
                                                                                               889,432              885,804

    Less Accumulated Depreciation                                                             (868,121)            (857,603)
                                                                                            ----------           ----------
                                                                                                21,311               28,201
                                                                                            ----------           ----------
PRC LICENSE AGREEMENTS, net of

    Accumulated Amortization of
    $68,110 (1999) and $51,430 (1998) (Note F)                                                  87,567              104,247
                                                                                            ----------           ----------
TOTAL ASSETS                                                                                $5,958,410           $5,285,098
                                                                                            ----------           ----------
                                                                                            ----------           ----------

                             THE FLAMEMASTER CORPORATION
                                   BALANCE SHEET

                                                                                                        September 30,
                                                                                                1999                  1998
                                                                                              --------              -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts Payable                                                                           $85,880              $95,607
    Accrued Expenses                                                                             8,203                9,733
    Income Taxes Payable                                                                             -               24,937
    Deferred Tax Liability (Note K)                                                             14,695               15,379
    Deferred Credits (Notes A and E)                                                            22,262               29,346
                                                                                              --------              -------
    TOTAL CURRENT LIABILITIES                                                                  131,040              175,002

LONG-TERM LIABILITIES:

    Notes Payable (Note O)                                                                     376,656              376,656
                                                                                              --------              -------
TOTAL LIABILITIES                                                                              507,696              551,658
                                                                                              --------              -------
COMMITMENTS AND CONTINGENCIES (Note F, G and I)

SHAREHOLDERS' EQUITY (Notes A and H):

    Preferred Stock, nonvoting, par value $.01 per share, $.56 cumulative dividend, convertible, callable at $5.95, authorized 500,000 shares;
       issued and outstanding -0-
       in 1999 and 1998.                                                                             -                    -
    Common Stock, par value $.01 per share, authorized
       6,000,000 shares; issued and outstanding 1,626,935 shares
       in 1999 and 1,645,015 shares in 1998                                                     16,269               16,450
    Additional Paid-In Capital                                                               3,733,846            3,775,397
    Retained Earnings                                                                        1,562,002              924,052
    Allowance For Marketable Securities                                                        138,597               17,541
                                                                                            ----------           ----------
TOTAL SHAREHOLDERS' EQUITY                                                                   5,450,714            4,733,440
                                                                                            ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $5,958,410           $5,285,098
                                                                                            ----------           ----------
                                                                                            ----------           ----------

                           THE FLAMEMASTER CORPORATION
                             STATEMENT OF INCOME

                                                                                       Years Ended September 30,
                                                                             1999                 1998              1997
                                                                          ----------           ----------        ----------
NET SALES (Note M)                                                        $4,298,137           $3,775,966        $3,392,955
ROYALTIES                                                                      4,462               10,399            13,484
INTEREST AND OTHER INCOME                                                    377,096              243,341           204,652
                                                                          ----------           ----------        ----------
                                                                           4,679,695            4,029,706         3,611,091
                                                                          ----------           ----------        ----------
COSTS AND EXPENSES:

    Cost of Goods Sold                                                     1,973,444            1,967,790         1,794,639
    Selling and Administrative                                               853,032              873,693           929,650
    Laboratory Costs                                                         270,507              246,442           243,378
    Royalties and Other                                                      116,886               90,322            27,518
    Environmental Provision (Note I)                                               -                    -            10,000
                                                                          ----------           ----------        ----------
                                                                           3,213,869            3,178,247         3,005,185
                                                                          ----------           ----------        ----------
INCOME FROM OPERATIONS                                                     1,465,826              851,459           605,906

EQUITY IN NET INCOME (LOSS) OF

    UNCONSOLIDATED AFFILIATES (Note E)                                             -                    -           (42,717)
                                                                          ----------           ----------        ----------
INCOME BEFORE INCOME TAXES                                                 1,465,826              851,459           563,189

PROVISION FOR INCOME TAXES                                                   589,430              328,151           187,787
                                                                          ----------           ----------        ----------
NET INCOME                                                                   876,396              523,308           375,402

PREFERRED DIVIDENDS                                                                -               (8,295)          (42,840)
                                                                          ----------           ----------        ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCK                                     $876,396             $515,013          $332,562
                                                                          ----------           ----------        ----------
                                                                          ----------           ----------        ----------

                                                                          ----------           ----------        ----------
NET INCOME PER SHARE, BASIC (Note J)                                           $0.54                $0.32             $0.21
                                                                          ----------           ----------        ----------
                                                                          ----------           ----------        ----------

                                                                          ----------           ----------        ----------
NET INCOME PER SHARE, DILUTED:                                                 $0.52                  $ -               $ -
                                                                          ----------           ----------        ----------
                                                                          ----------           ----------        ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                        1,636,343            1,632,941         1,517,236


                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF COMPREHENSIVE INCOME

                                                                                         Years Ended September 30,
                                                                              1999                 1998                  1997
                                                                            --------             --------              --------
NET INCOME                                                                  $876,396             $523,308              $375,402
CHANGE IN UNREALIZED GAINS /(LOSSES)
    ON MARKETABLE SECURITIES                                                 121,056               44,805               (19,157)
                                                                            --------             --------              --------
COMPREHENSIVE INCOME                                                        $997,452             $568,113              $356,245
                                                                            --------             --------              --------
                                                                            --------             --------              --------

                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                          UNREALIZED
                                                                                ADDITIONAL               GAIN/(LOSS) ON
                                   PREFERRED STOCK        COMMON STOCK           PAID-IN      RETAINED    MARKETABLE
                                  SHARES     AMOUNT    SHARES      AMOUNT        CAPITAL      EARNINGS    SECURITIES       TOTAL
                                 --------   --------  ---------   ---------    -----------  ----------   -------------- ----------
BALANCE, OCTOBER 1, 1998            -        $ -      1,645,015    $16,450     $3,775,397     $924,052        $17,541   $4,733,440

REDEMPTION OF COMMON STOCK                              (18,080)      (181)       (41,551)     (41,680)                    (83,411)

CASH DIVIDENDS ON COMMON STOCK
AT $.03 PER SHARE                                                                             (196,767)                   (196,767)

UNREALIZED LOSS ON SECURITIES                                                                                 121,056      121,056

NET INCOME                                                                                     876,396                     876,396
                                 --------   --------  ---------   ---------    -----------  ----------   -------------- ----------
BALANCE, SEPTEMBER 30, 1999         -        $ -      1,626,935    $16,269     $3,733,846   $1,562,002       $138,597   $5,450,714


                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                           UNREALIZED
                                                                                ADDITIONAL               GAIN/(LOSS) ON
                                     PREFERRED STOCK        COMMON STOCK         PAID-IN      RETAINED     MARKETABLE
                                    SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL      EARNINGS     SECURITIES      TOTAL
                                   --------   --------  ---------   ---------  -----------  ----------   -------------- ----------

BALANCE, OCTOBER 1, 1997            68,250       $682   1,306,412     $13,064  $2,538,088   $2,236,753      $(27,264)   $4,761,323

REDEMPTION OF COMMON STOCK                                (11,568)       (116)    (18,125)     (23,476)                    (41,717)

REDEMPTION OF PREFERRED STOCK       (7,050)       (70)                            (35,180)      (7,747)                    (42,997)

CONVERSION OF PREFERRED STOCK
INTO NOTES PAYABLE                 (47,082)      (471)                           (234,939)    (141,246)                   (376,656)

CONVERSION OF PREFERRED STOCK
INTO COMMON STOCK                  (14,118)      (141)     34,898         349                     (208)                          -

COMMON SHARES ISSUED                                       40,375         404      16,357                                   16,761

CASH DIVIDENDS ON PREFERRED STOCK
AT $.56 PER SHARE                                                                               (8,295)                    (8,295)

CASH DIVIDENDS ON COMMON STOCK
AT $.03 PER SHARE                                                                             (143,092)                  (143,092)

20% STOCK DIVIDEND                                        274,898       2,749   1,509,196   (1,511,945)

UNREALIZED LOSS ON SECURITIES                                                                                 44,805       44,805

NET INCOME                                                                                     523,308                    523,308
                                  --------      -----  ----------    --------  ----------   ----------      --------   ----------
BALANCE, SEPTEMBER 30, 1998              -       $  -   1,645,015     $16,450  $3,775,397   $  924,052      $ 17,541   $4,733,440
                                  --------      -----  ----------    --------  ----------   ----------      --------   ----------
                                  --------      -----  ----------    --------  ----------   ----------      --------   ----------

                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                            UNREALIZED
                                                                                  ADDITIONAL              GAIN/(LOSS) ON
                                     PREFERRED STOCK        COMMON STOCK           PAID-IN      RETAINED    MARKETABLE
                                    SHARES     AMOUNT    SHARES      AMOUNT        CAPITAL      EARNINGS    SECURITIES      TOTAL
                                   --------   --------  ---------   ---------    -----------  ----------  -------------- ----------

BALANCE, OCTOBER 1, 1996            79,250      $793    1,246,463     $12,464     $2,293,487  $2,300,089     $ (8,107)   $4,598,726

REDEMPTION OF COMMON STOCK                                (21,526)       (215)       (40,899)    (51,627)                   (92,741)

REDEMPTION OF PREFERRED STOCK      (11,000)     (111)                                            (97,890)                   (98,001)

COMMON SHARES ISSUED IN CONJUNCTION
WITH MERGER WITH AFFILIATE                                 44,806         448        218,029                                218,477

COMMON SHARES ISSUED AS STOCK
DIVIDEND                                                   36,669         367         67,471     (67,838)                         -

CASH DIVIDENDS ON PREFERRED STOCK
AT $.56 PER SHARE                                                                                (42,840)                   (42,840)

CASH DIVIDENDS ON COMMON STOCK
AT $.024 PER SHARE                                                                              (178,543)                  (178,543)

UNREALIZED LOSS ON SECURITIES                                                                                 (19,157)      (19,157)

NET INCOME                                                                                       375,402                    375,402
                                   -------     -----    ---------     -------     ----------  ----------     --------    ----------
BALANCE, SEPTEMBER 30, 1997         68,250      $682    1,306,412     $13,064     $2,538,088  $2,236,753     $(27,264)   $4,761,323
                                   -------     -----    ---------     -------     ----------  ----------     --------    ----------
                                   -------     -----    ---------     -------     ----------  ----------     --------    ----------

                             THE FLAMEMASTER CORPORATION
                              STATEMENT OF CASH FLOWS

                                                                      Years Ended September 30,
                                                                  1999           1998           1997
                                                              ----------     ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                    $  876,396     $  523,308     $  375,402
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and Amortization                                 27,198         38,334         36,069
    (Increase)decrease in Accounts Receivable                    (13,070)       (31,798)      (148,892)
    (Increase)decrease in Inventories                           (218,953)         5,738         38,994
    (Increase)decrease in Income Taxes Receivable                   --           63,347        (63,347)
    (Increase)decrease in Settlement Receivable                   48,191        (48,191)          --
    (Increase)decrease in Prepaid Expenses and Other Assets       (3,823)         4,511         (4,260)
    (Increase)decrease in Deferred Income Tax Assets              (9,212)        25,159         27,526
    (Increase)decrease in Other Investments                      150,003       (150,003)       (46,287)
    Increase(decrease) in Accounts Payable                        (9,727)           391         13,528
    Increase(decrease) in Accrued Expenses                        (1,530)            47         (3,977)
    Increase(decrease) in Income Taxes Payable                   (24,937)        24,937        (26,626)
    Increase(decrease) in Deferred Income Tax Liabilities           (684)       (42,291)        (2,001)
    Increase(decrease) in Environmental Reserve                     --          (53,135)       (46,865)
    Increase(decrease) in Deferred Credits and Income             (7,084)        (8,356)        17,578
                                                               ---------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        812,768        351,998        166,842
                                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of Property, Plant and Equipment                    (3,628)       (12,986)       (12,013)
    (Increase)decrease in investment securities, net             (20,108)       (91,272)      (907,891)
    (Increase)decrease in investment in affiliated company          --             --          966,886
    Stock issued in merger                                          --             --          218,477
                                                               ---------      ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (23,736)      (104,258)       265,459
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repurchase of the Company's Common Stock                     (83,411)       (41,716)       (92,741)
    Repurchase of the Company's Preferred Stock                     --          (42,998)       (98,000)
    Stock Options exercised                                         --           16,761           --
    Dividends paid                                              (196,767)      (151,387)      (221,383)
                                                               ---------      ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES                           (280,178)      (219,340)      (412,124)
                                                               ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             508,854         28,400         20,177

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   1,404,347      1,375,947      1,355,770
                                                              ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $1,913,201     $1,404,347     $1,375,947
                                                              ----------     ----------     ----------
                                                              ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

    Interest                                                  $   26,399     $   21,690     $      --
                                                              ----------     ----------     ----------
                                                              ----------     ----------     ----------
    Income taxes                                              $  624,258     $  257,000     $  271,767
                                                              ----------     ----------     ----------
                                                              ----------     ----------     ----------

                            THE FLAMEMASTER CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, net of income taxes, until realized. At September 30, 1999, the Company had no investments that qualified as trading or held to maturity.

The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income and expense. The cost of securities sold is based on the specific identification method.

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

DEPRECIATION AND AMORTIZATION: Depreciation and amortization of equipment and improvements are computed on the straight-line method over the estimated useful lives of the assets as follows:

         Machinery, equipment, furniture and fixtures                          2-10 years
         Leasehold improvements                                           Terms of leases

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

DEFERRED CREDITS: The excess of the fair value of net current assets of companies merged with the Company over the carrying values of those companies at the merger date is being amortized into income on the straight-line basis over five years.

NOTE B - CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables.

As of September 30, 1999, the Company had approximately $177,124, $100,422, and $552,785 of cash and cash equivalents in three banks which exposes the Company to concentration of credit risk.

NOTE C - MARKETABLE SECURITIES

Marketable securities classified as current assets at September 30, 1999 include the following:

                                                 Fair Value                   Cost
                                                 ----------                ----------
U.S. Treasury bonds                              $  610,658                $  593,807
Other government obligations                         56,351                    57,170
Corporate debt securities                            22,525                    19,551
Mortgage-backed securities                            1,643                     1,986
Marketable equity securities                      1,758,804                 1,660,599
                                                 ----------                ----------
                                                 $2,449,981                $2,333,113
                                                 ----------                ----------
                                                 ----------                ----------

The contractual maturities of debt securities available for sale at September 30, 1999 follows:

                                                  Fair Value                  Cost
                                                  ----------                --------
Due within one year                                $  9,325                 $ 10,007
Due after one year thru five years                  252,978                  247,616
Due after five years thru ten years                 121,011                  105,866
Due after ten years                                  56,351                   57,170
Not due at single maturity date                           -                        -
                                                  ----------                --------
                                                   $439,665                 $420,659
                                                  ----------                --------
                                                  ----------                --------

Gross unrealized holding gains and losses at September 30, 1999, were $426,958, $310,091, respectively. Realized gains and losses from the sale of securities for the year ended September 30, 1999 were $152,256 and $24,626, respectively.

                              THE FLAMEMASTER CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

NOTE D - INVENTORIES

Inventories consist of the following:

                                                                                     SEPTEMBER 30,
                                                                          ------------------------------------
                                                                             1999                      1998
                                                                          ---------                  ---------
             Raw Materials                                                $ 429,320                  $ 269,959
             Shipping Materials                                              51,992                     52,718
             Finished Goods                                                 392,192                    331,874
                                                                          ---------                  ---------
                                                                          $ 873,504                  $ 654,551
                                                                          =========                  =========

NOTE E - INVESTMENTS IN AFFILIATED COMPANIES

In September 1989, the Company acquired a 21% interest in Dyna-Seal Corporation (Dyna-Seal). Dyna-Seal engaged in the distribution and packaging of coatings, sealants, and adhesives for the aircraft and marine markets. Flamemaster's initial investment in Dyna-Seal of $7,280 was recorded at cost. The company acquired 70,295 shares for providing certain services related to restoring the public reporting status of Dyna-Seal. In exchange for 75,000 additional Dyna-Seal shares acquired, the Company granted Dyna-Seal a five-year, nonexclusive license to package and sell certain Flamemaster products. This license agreement was renewed in December 1994. For renewing this agreement, Dyna-Seal issued 200,000 additional shares of stock to Flamemaster. Flamemaster recorded deferred licensing fees of $33,542 in connection with this transaction. This amount was based on management's estimated liquidation value of the Dyna-Seal stock received, discounted 60%. The deferred licensing fees were being amortized over five years.

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

                             THE FLAMEMASTER CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

NOTE E - INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

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

During the first three-quarters of fiscal 1997, the Company recorded $66,534 as its share of the losses incurred by Perfectdata. As of June 30, 1997, the Company's undistributed earnings from Perfectdata represented $35,469 of the Company's retained earnings.

In July of 1997 the Company contributed 35,000 shares of Perfectdata stock to its profit-sharing plan, thus reducing its investment to less than 20% of the outstanding Perfectdata stock. Due to this reduction, the Company's investment in Perfectdata is now accounted for as a marketable security.

NOTE F - AGREEMENT WITH PRODUCTS RESEARCH CORPORATION

In August 1994, the Company signed a license agreement with PRC-DeSoto Int'l Corp, formerly known as Courtaulds Aerospace, Inc. Under the license agreement, Flamemaster was granted the right to use technical data obtained from PRC-DeSoto in the production of sealants. The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products with an annual minimum royalty of $25,000 in 1996 and each year thereafter through 2003. Royalties paid under this agreement were $59,112 in 1999, $25,000 in 1998 and $25,000 in 1997. The license agreement has been valued at $172,357 and is being amortized over 10 years, the term of the agreement.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease that expires in September 30, 2001. The lease requires the Company to pay applicable property taxes, maintenance and insurance. Rent expense charged to operations were $180,273 in 1999, $175,214 in 1998, and $163,949 in 1997.

As of September 30, 1999, future minimum payments under this lease are:

                      2000                                    $185,328
                      2001 (expires March 31, 2001)             94,349
                                                              --------
                      Total minimum lease payments            $459,950
                                                              ========

                            THE FLAMEMASTER CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

NOTE H - STOCK OPTIONS AND WARRANTS

In January 1989, the Company's Board of Directors ratified a stock option plan whereby key personnel were granted options to purchase an aggregate of 150,000 shares of common stock. These options, which carried an exercise price of $4.625, were repriced to $3.50 during 1994. These options were exercisable beginning in January of 1989 and expire on April 30, 1999. The 40,375 options were exercised in 1998 for $16,761. No common stock options were exercised in the fiscal year ended September 30, 1999.

NOTE I - LITIGATION

In February 1994 a suit was filed against the Company for an environmental claim related to property leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean up. The action was settled during January 1997. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company was required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. In August of 1998, Flamemaster completed its settlement obligation.

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. This claim is currently pending with the UST Clean Up Fund and will be under consideration for two or three years. No reimbursement of settlement monies has been accrued as of September 30, 1999.

There were four wrongful death claims filed against the Company during 1996 and two additional companion lawsuits filed in 1997. All six cases involved were health-related product liability claims. The cases alleged that chemicals supplied by the Company, as well as numerous other defendants, contributed to the deaths of merchant seamen. The Company was never served in three of the cases and was dismissed by the Plaintiff in two of the other cases and the court has dismissed the final case.

                            THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

NOTE J - INCOME PER COMMON SHARE

Basic income per share of common stock is computed after deducting dividends on preferred stock and is based on the weighted average number of shares outstanding. Each outstanding share of preferred stock was convertible into
2.4 common shares at the option of the preferred shareholder for 1997. Conversion of these shares has been assumed in the computation of diluted earnings per share. Outstanding options were considered in the basic and diluted earnings per share calculations using the treasury stock method. In 1998, the preferred stock was exchanged for convertible notes. For 1998 and 1999, a conversion ratio of 2.46:1 was assumed in calculating earnings per share for these notes. Diluted earnings per share for 1998 and 1997 were not presented, as the effect of the assumed conversion is anti-dilutive.

NOTE K - INCOME TAXES

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

The components of the income tax provision charged to operations were:

                                                                                      Year Ended September 30,
                                                                     ----------------------------------------------------
                                                                       1999                  1998                   1997
                                                                     --------              --------              --------
         Current:

             Federal                                                 $467,154              $273,875              $129,428
             State and foreign                                        132,172                71,408                50,531
                                                                     --------              --------              --------
                                                                      599,326               345,283               179,959
         Deferred:

             Net change in deferred tax asset                          (9,212)               25,159                32,287
             Net change in deferred tax liability                        (684)              (42,291)              (24,459)
                                                                     --------              --------              --------
                                                                     $589,430              $328,151              $187,787
                                                                     --------              --------              --------
                                                                     --------              --------              --------

The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:

                                                                                      Year Ended September 30,
                                                                     ----------------------------------------------------
                                                                       1999                  1998                   1997
                                                                     --------              --------              --------
         Federal statutory rate                                       34.00%                34.00%                34.00%
         Increases (decrease):
         California franchise tax, net of Federal
           income tax benefit                                          6.00%                 5.50%                 5.70%
         Dividends                                                    -3.50%                -5.40%                -2.70%
         Other                                                         3.71%                 4.40%                -3.70%
                                                                     --------              --------              --------
                                                                      40.21%                38.50%                33.30%
                                                                     --------              --------              --------
                                                                     --------              --------              --------

                            THE FLAMEMASTER CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                                                                             Year Ended September 30,
                                                                                         -------------------------------
                                                                                            1999                   1998
                                                                                         --------                -------
The principal components of deferred tax assets were:

Allowance for Doubtful Accounts                                                           $ 2,165                $ 2,165
Inventory Uniform Capitalization                                                           14,210                 11,841
Accumulated Amortization                                                                   14,286                  9,173
Accumulated Depreciation                                                                    2,824                  1,094
                                                                                         --------                -------
     Total                                                                                $33,485                $24,273
                                                                                         --------                -------
                                                                                         --------                -------

The principal components of deferred tax liability were:

Accumulated Depreciation                                                                  $     -                $   684
Investment in Affiliates                                                                   14,695                 14,695
                                                                                         --------                -------
     Total                                                                                $14,695                $15,379
                                                                                         --------                -------
                                                                                         --------                -------

NOTE L - PROFIT-SHARING PLAN

The Company contributes to a profit-sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are made from net profits as determined by the Board of Directors. Profit-sharing expense, which equals contributions, was $43,861 in 1999, $36,000 in 1998 and $102,250 in 1997.

NOTE M - SALES INFORMATION AND MAJOR CUSTOMERS

Net sales to the United States government were $1,190,819 in 1999, $490,896 in 1998 and $408,344 in 1997. These sales were comprised principally of sealants. Another customer accounted for more than 10% during 1999. The sales to this company were $625,879 in 1999, $653,676 in 1998 and $184,645 in 1997.
These sales were comprised principally of coatings and sealants. No other single customer accounted for 10% or more of sales during the year.

                          THE FLAMEMASTER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

NOTE M - SALES INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------------------------------
                                                                 1999                    1998                1997
                                                              -----------             ----------         -----------
     Export sales                                              $ 177,808              $ 335,910          $ 372,209
     Royalty income                                            $   4,462              $  10,399          $  13,484


NOTE N - RELATED PARTIES

Altius Investment Corporation owns approximately 26% of the Company's outstanding common shares. Two of the six members of the board, including the Company's President and Chairman, who also serves as Altius Investment Corporation's Chairman, are members of the Altius Investment Corporation's Board of Directors.

NOTE O - LONG-TERM DEBT

On October 23, 1997, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the Flamemaster Preferred stock at $5.95 per share pursuant to the terms of the issue. The Board also approved an alternative whereby shareholders could elect to tender their preferred shares for $10 notes paying interest only until maturity at an annual interest rate of 5.6%. The notes are for a term of 5 years and will mature on December 31, 2002. The notes are convertible into common stock at a ratio of 2.472 to 1. The notes must be held for at least 1 year before they can be converted, and are callable at $8.00 after 1 year, $8.50 after 2 years, $9.00 after 3 years, $9.50 after 4 years, and $10.00 after 5 years. Pursuant to the calling of the preferred shares, 7,050 shares are redeemed at a cost of $25,000, 14,118 preferred shares were converted into 34,898 shares of common stock, and 47,082 preferred shares were converted into notes. The Company recorded the notes at $376,656, which reflects the 47,082 shares converted into notes at $8 per share, the amount at which the Company may call the notes after 1 year.

                             FLAMEMASTER CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Balance                                  Other
                                            Beginning      Charged/(Credited) to      Accounts                        Balance
                                              Period       Costs and Expenses**       Describe    Additions ***   Ending Period
                                            ----------     ---------------------      --------    -------------   -------------
Year ended September 30, 1999
Deducted from asset accounts:
Allowance for doubtful accounts             $(5,000)              $5,000               $ -           $(5,000)         $(5,000)
Allowance for net unrealized
   loss on marketable equity
   securities - current                           -                    -                 -                 -                -
Allowance for net unrealized
   loss on marketable equity
   securities - noncurrent                        -                    -                 -                 -                -
                                            ----------------------------------------------------------------------------------
Total                                       $(5,000)              $5,000               $ -           $(5,000)         $(5,000)
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
Year ended September 30, 1998
Deducted from asset accounts:
Allowance for doubtful accounts             $(5,000)              $    -               $ -           $     -          $(5,000)
Allowance for net unrealized
   loss on marketable equity
   securities - current                           -                    -                 -                 -                -
Allowance for net unrealized
   loss on marketable equity
   securities - noncurrent                        -                    -                 -                 -                -
                                            ----------------------------------------------------------------------------------
Total                                       $(5,000)              $    -               $ -           $     -          $(5,000)
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
Year ended September 30, 1997
Deducted from asset accounts:
Allowance for doubtful accounts             $(5,000)              $    -               $ -           $     -          $(5,000)
Allowance for net unrealized
   loss on marketable equity
   securities - current                           -                    -                 -                 -                -
Allowance for net unrealized
   loss on marketable equity
   securities - noncurrent                        -                    -                 -                 -                -
                                            ----------------------------------------------------------------------------------
Total                                       $(5,000)              $    -               $ -           $     -          $(5,000)
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------

**   Credited to accounts receivable to write-off bad debt
***  Charged to bad debt expense as a reserve

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

THE FLAMEMASTER CORPORATION
Registrant

/s/ Joseph Mazin
---------------------------------------------
Joseph Mazin,
Chairman, President, Chief Executive Officer,
Chief Financial Officer and Director

Date: December 7,1999
     ----------------------------------------


/s/ Barbara E. Waite
---------------------------------------------
Barbara E. Waite,
Treasurer and Assistant Secretary

Date: December 7, 1999
     ----------------------------------------


/s/ Donna Mazin
---------------------------------------------
Donna Mazin,
Director

Date: December 7,1999
     ----------------------------------------


/s/ Sion Mazin
---------------------------------------------
Sion Mazin,
Director

Date: December 7, 1999
     ----------------------------------------