Form 10-Q
period 1999-12-31
FLAMEMASTER CORP
filed 2000-02-07
CIK 37358

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR QUARTER ENDED: DECEMBER 31, 1999 COMMISSION FILE NO: 0-2172
                            -----------------                     ------

                           THE FLAMEMASTER CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)

            NEVADA                                          95-2018730
----------------------------------                   -------------------------
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

                  YES    X                          NO
                      ------                           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                           DECEMBER 31, 1999 1,615,432
                          -----------------------------

Item 1 Financial Information
Item 1 Financial Statements

                           THE FLAMEMASTER CORPORATION
                            CONDENSED BALANCE SHEETS

                                                           DECEMBER 31      SEPTEMBER 30
                                                              1999               1999
                                                           (UNAUDITED)          (NOTE)
                                                         ---------------   ---------------
A S S E T S :

CURRENT ASSETS :
Cash and cash equivalents                                $     2,153,920   $     1,913,201
Marketable securities                                          4,191,443         2,449,981
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                                 364,043           496,776
Inventories                                                      983,941           873,504
Prepaid expenses                                                  24,522            36,298
Deferred income taxes                                             28,518            33,485
Settlement receivable                                              4,800              --
Other investments                                                 46,287            46,287
                                                         ---------------   ---------------
TOTAL CURRENT ASSETS:                                          7,797,474         5,849,532

Machinery & improvements, net of
accumulated depreciation                                          22,443            21,311
License agreement, net of accumulated
amortization                                                      83,397            87,567
                                                         ---------------   ---------------

TOTAL ASSETS                                             $     7,903,314   $     5,958,410
                                                         ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable                                         $       183,913   $        85,880
Accrued liabilities                                               10,180             8,203
Income tax payable                                                80,133              --
Deferred tax liability                                            18,953            14,695
Deferred credits                                                  22,262            22,262
                                                         ---------------   ---------------
TOTAL CURRENT LIABILITIES:                                       315,441           131,040

LONG-TERM LIABILITIES:
Notes payable                                                    382,542           376,656
                                                         ---------------   ---------------
TOTAL LIABILITIES:                                               697,983           507,696

SHAREHOLDERS' EQUITY:

COMMON STOCK, par value,$.01 per share, authorized
6,000,000 shares; issued and outstanding 1,615,432
shares at 12/31/99 and 1,626,935 shares
at 9/30/99                                                        16,154            16,269
Additional paid-in Capital                                     3,707,444         3,733,846
Retained earnings                                              1,631,928         1,562,002
Allowance for marketable securities                            1,849,805           138,597
                                                         ---------------   ---------------
TOTAL STOCKHOLDERS' EQUITY                               $     7,205,331   $     5,450,714
                                                         ---------------   ---------------
TOTAL LIABILITY AND EQUITY                               $     7,903,314   $     5,958,410
                                                         ===============   ===============


Note: Balance sheet as of September 30, 1999 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,
                      ------------------------------------


                                                               1999              1998
                                                               ----              ----
Net sales                                                $       850,516   $       800,131
Royalties                                                            813               489
Interest and Other Income                                        166,218            59,527
                                                         ---------------   ---------------
                                                               1,017,547           860,147
                                                         ===============   ===============
Costs and expenses:
   Cost of sales                                                 454,658           447,740
   Selling                                                        68,909            66,871
   General and administrative                                    164,317           141,258
   Laboratory costs                                               67,077            62,775
   Other (income), expenses, net                                  21,496            13,078
                                                         ---------------   ---------------
Total costs and expenses:                                        776,457           731,722

Income before income taxes                                       241,090           128,425

Income taxes                                                     100,316            47,949
                                                         ---------------   ---------------
Net income                                                       140,774            80,476

Other comprehensive income
  Net of income tax
Unrealized Holding Gains (Losses)                              1,029,634            38,623
                                                         ---------------   ---------------
Comprehensive Income                                     $     1,170,408   $       119,099
                                                         ===============   ===============
Net income per share, basic                              $           .09   $           .05
                                                         ===============   ===============

Net income per share, diluted                                      *****   $           .05

Weighted average shares outstanding:
   Basic                                                       1,621,144         1,642,414
                                                         ===============   ===============
   Diluted                                                     1,737,531         1,758,801
                                                         ===============   ===============


**** Diluted earnings per share is not presented, as effect of the assumed conversion of notes payable is anti-dilutive.

See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,

                                                                1999              1998
                                                              --------          --------
Net cash provided (used) by
   operating activities:                                 $       372,313   $       250,367
                                                         ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of equipment & improvements                                --               2,354
Purchase of equipment & improvements                              (3,975)             --
Net purchases and sales of
   investment securities                                         (30,254)          (29,870)
                                                         ---------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES:                           (34,229)          (27,516)
                                                         ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company's Common Stock                               (48,299)          (16,204)
Dividends paid                                                   (49,066)          (49,427)
                                                         ---------------   ---------------
NET CASH USED IN FINANCING ACTIVITIES                            (97,365)          (65,631)
                                                         ---------------   ---------------

NET INCREASE (DECREASE), IN CASH                                 240,719           157,220
                                                         ---------------   ---------------

Cash, beginning of period                                      1,913,201         1,404,347
                                                         ---------------   ---------------
Cash, end of period                                      $     2,153,920   $     1,561,567
                                                         ===============   ===============
Cash paid during period
   for income taxes                                      $         8,000   $        34,258

Cash paid during period for
   interest expense                                      $         6,591   $         6,591


See notes to Condensed  Financial Statements.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999

Note 1:      FORWARD-LOOKING AND CAUTIONARY STATEMENTS:

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

Note 2:      BASIS OF PRESENTATION:

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended December 31,1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999

Note 3:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
             INVESTMENT IN DEBT AND EQUITY SECURITIES:

             The Company adopted Statement of Financial Accounting Standards No:
             115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At December 31, 1999 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

             RECLASSIFICATION OF FINANCIAL STATEMENTS:

             Beginning in the first quarter of fiscal 2000, various items of portfolio income, which were previously classified as "other (income), expenses, net" are classified as "interest and other income" in the condensed Statements of Income. Amounts reported for the prior quarters have been reclassified to conform to the first quarter 2000 presentation.

                           THE FLAMEMASTER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                DECEMBER 31, 1999

Note 4:       Inventories are summarized as follows:

                                            December 31    September 30
                                                1999           1999
                                                ----           ----
              Raw materials                $    462,978    $    429,320
              Shipping materials                129,290          51,992
              Finished goods                    391,673         392,192
                                           ------------    ------------
                                           $    983,941    $    873,504
                                           ------------    ------------


Note 5: During the three months ended December 31, 1999, the Company purchased 11,504 shares of its outstanding common stock at a cost of $48,301.

Note 6:       MARKETABLE SECURITIES:

              Marketable securities classified as current assets at December 31, 1999 include the following:

                                                         Fair Value          Cost
                                                       ------------    ------------
              U.S. Treasury obligations                     356,951         349,619
              Other Government Bonds                         26,792          27,070
              Corporate debt securities                      24,830          26,061
              Mortgage backed securities                      3,720          10,863
              Marketable equity securities                3,779,150       1,949,753
                                                       ------------    ------------
                                                          4,191,443       2,363,366
                                                       ============    ============

              The contractual maturities of debt securities available for sale at December 31, 1999 are as follows:


                                                         Fair Value          Cost
                                                       ------------    ------------
              Due within one year                              --              --
              Due after one year thru 5 years               293,047         293,815
              Due after 5 years thru 10 years                82,904          75,355
              Due after 10 years                             28,417          29,040
              Note due at single maturity date                7,924          15,403
                                                       ------------    ------------
                                                            412,292         413,613
                                                       ============    ============


Gross unrealized holding gains and losses at December 31, were $2,030,994 and $202,919, respectively. Realized gains from the sale of securities for the three months ended December 31, 1999 were $102,222.

THE FLAMEMASTER CORPORATION
Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

DECEMBER 31, 1999 COMPARED TO SEPTEMBER 30, 1999 AND
DECEMBER 31, 1999, 1999  COMPARED TO DECEMBER 31, 1998.

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition continues very strong with current assets of $7,797,474 compared to current liabilities of $315,441 at December 31, 1999 for a current ratio of about 24.7 to 1. Working capital stood at $7,482,033 on December 31, 1999 compared to $5,718,492 at September 30, 1999 and $5,063,438 on December 31, 1998, a robust increase. The Company's strong financial performance and appreciation in marketable securities account for the increase. Accounts receivable decreased modestly to $364,043 from $397,740 at December 31, 1998. Inventories grew to $983,941 from $873,504 at year end due to the increase in business. Revenues for the December 31, 1999 three month period were $1,017,547 compared to $860,147 in the prior year. New products accounted for the increase in revenues.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

The Company is in the process of upgrading its computer systems and has not experienced any significant Y2K (year 2000) issues.

The Company paid a $.03 dividend on its common stock in November 1999 and its Board of Directors declared a $.032 dividend to be paid in February 2000.

RESULTS OF OPERATIONS:

For the three months ended December 31, 1999 net income was $140,774 compared to $80,476 or $.09 per share vs. $.05 per share in the year earlier period. The increase in earnings were due to a favorable product line and a higher level of investment gains. The Company continued to expand its product mix and add to its customer base. Laboratory costs including research and development for this quarter increased to $67,077 from $62,775 due to a greater emphasis on new product development. General and administrative expenses increased in line with the increase in business to $164,317 from $141,258.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      THE FLAMEMASTER CORPORATION
                                      ------------------------------
                                              (Registrant)

DATE: February 7, 2000                /s/ JOSEPH MAZIN
----------------------                ------------------------------
                                              (Signature)
                                      Joseph Mazin, President and Chairman
                                      and Chief Executive Officer

DATE: February 7, 2000                /s/ BARBARA E. WAITE
----------------------                ------------------------------
                                              (Signature)
                                      Barbara E. Waite, Treasurer and
                                      Secretary

DATE: February 7, 2000                /s/ DONNA MAZIN
----------------------                -------------------------------
                                              (Signature)
                                      Donna Mazin, Director