Form 10-Q
period 2000-03-31
FLAMEMASTER CORP
filed 2000-05-04
CIK 37358

                                   FORM 10- Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR QUARTER ENDED: MARCH 31,2000   COMMISSION FILE NO: 0-2172


                           THE FLAMEMASTER CORPORATION
             (Exact name of Registrant as specified in its Charter)

            NEVADA                                        95-2018730
----------------------------------                ----------------------------
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

                   YES  /X/               NO  / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                           MARCH 31, 2000    1,609,865
                         -------------------------------

Item 1 Financial Information
Item 1 Financial Statements
                           THE FLAMEMASTER CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                MARCH 31                 SEPTEMBER 30
                                                                  2000                       1999
                                                               (UNAUDITED)                  (NOTE)
                                                               ------------              ------------
A S S E T S :
CURRENT ASSETS :
Cash and cash equivalents                                      $ 2 ,111,624              $ 1,913,201
Marketable securities                                             6,676,943                2,449,981
Accounts receivable, less allowance of
 $5,000 and $5,000, respectively                                    585,846                  496,776
Inventories                                                         881,947                  873,504
Prepaid expenses                                                     22,932                   36,298
Deferred income taxes                                                33,813                   33,485
Other investments                                                    46,287                   46,287
                                                               ------------              ------------
TOTAL CURRENT ASSETS:                                            10,359,392                5,849,532

Machinery & improvements, net of
accumulated depreciation                                             63,063                   21,311
License agreement, net of accumulated
amortization                                                         79,227                   87,567
                                                               ------------              ------------

TOTAL ASSETS                                                   $ 10,501,682              $ 5,958,410
                                                               ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                                 $  167,524               $   85,880
Accrued liabilities                                                  12,792                    8,203
Income tax payable                                                   36,044                    -
Deferred tax liability                                               14,695                   14,695
Deferred credits                                                     22,262                   22,262
                                                               ------------              ------------
TOTAL CURRENT LIABILITIES:                                          253,317                  131,040

LONG-TERM LIABILITIES:
Notes payable                                                       388,427                  376,656
                                                               ------------              ------------
TOTAL LIABILITIES:                                                  641,744                  507,696

SHAREHOLDERS' EQUITY:

COMMON STOCK, par value,$.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,609,865 shares at 3/31/00 and 1,626,935 at 9/30/99.                16,098                   16,269
Additional paid-in Capital                                        3,694,668                3,733,846
Retained earnings                                                 1,965,543                1,562,002
Allowance for marketable securities                               4,183,629                  138,597


                                                               ------------              ------------

TOTAL STOCKHOLDERS' EQUITY                                       $9,859,938              $ 5,450,714
                                                               ------------              ------------

TOTAL LIABILITY AND EQUITY                                     $ 10,501,682              $ 5,958,410
                                                               ============              ============


Note: Balance sheet as of September 30, 1999 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2000
                      ------------------------------------

                                                                    2000                    1999
                                                               ------------              ------------
Net sales                                                     $   1,033,424             $  1,200,829
Royalties                                                           -                          1,973
Interest and Other Income                                           441,797                   42,972
                                                               ------------              ------------
Total Revenues                                                    1,475,221                1,245,774
                                                               ============              ============
Costs and expenses:
   Cost of sales                                                    521,888                  520,669
   Selling                                                           69,409                   62,655
   General and administrative                                       155,902                  159,820
   Laboratory costs                                                  71,991                   63,939
   Other expenses                                                    22,544                   13,187
                                                               ------------              ------------
Total costs and expenses:                                           841,734                  820,270
                                                               ------------              ------------

Income before income taxes                                          633,487                  425,504

Income taxes                                                        226,358                  178,142
                                                               ------------              ------------
Net  income                                                         407,129                  247,362

Other comprehensive income
  Net of income tax
Unrealized Holding Gains (Losses)                                   374,628                (120,401)
                                                               ------------              ------------
Comprehensive Income                                                781,757                  126,961
                                                               ============              ============

Net income per share, basic                                        $.25                      $.15
                                                               ============              ============

Net income per share, diluted                                     ****                       $.14
                                                                                         ============

Weighted average shares outstanding:
   Basic                                                          1,612,131                1,638,237
                                                               ============              ============
   Diluted                                                        1,697,701                1,754,624
                                                               ============              ============

**** Diluted earnings per share is not presented, as effect of the assumed conversion of notes payable is anti-dilutive.
See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,
                        --------------------------------

                                                                     2000                     1999
                                                               ------------              ------------
Net Sales                                                        $1,883,940               $2,000,960
Royalties                                                               813                    2,462
Interest and Other Income                                           608,015                  102,499
                                                               ------------              ------------
                                                                  2,492,768                2,105,921
                                                               ============              ============
Costs and expenses:
  Cost of Sales                                                     976,546                  968,409
  Selling                                                           138,318                  129,526
  General and administrative                                        320,219                  301,078
  Laboratory                                                        139,068                  126,714
  Other expenses                                                     44,040                   26,265
                                                               ------------              ------------
                                                                  1,618,191                1,551,992
                                                               ------------              ------------

Income before income taxes                                          874,577                  553,929

Income taxes                                                        326,674                  226,091
                                                               ------------              ------------
Net income                                                          547,903                  327,838


Other comprehensive income
  Net of income taxes
Increase in unrealized holding gains                              1,404,262                  (81,778)
                                                               ------------              ------------
Comprehensive Income                                              1,952,165                  246,060
                                                               ============              ============

Net income per share, basic                                        $ .34                     $.20
                                                               ============              ============
Net income per share, diluted                                      $. 34                     $.19
                                                               ============              ============

Weighted average shares outstanding:
   Basic                                                          1,616,624                1,640,386
                                                               ============              ============
   Diluted                                                        1,702,194                1,756,773
                                                               ============              ============


See notes to condensed financial statements

THE FLAMEMASTER CORPORATION
CONDENSED  STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

                                                                       2000                      1999
                                                                   ------------              ------------
Net cash provided (used) by operating activities:                    $ 233,860                $    75,334
                                                                   ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements                                    (38,134)                  (2,925)
Net purchases and sales of investment securities                       (151,676)                 (26,341)
                                                                   ------------              ------------
NET CASH USED IN INVESTING ACTIVITIES:                                 (189,810)                 (29,266)
                                                                   ------------              ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of Company's Common Stock                                      (34,514)                 (19,586)
Dividends paid                                                          (51,832)                 (49,179)
                                                                   ------------              ------------
NET CASH USED IN FINANCING ACTIVITIES                                   (86,346)                 (68,765)
                                                                   ------------              ------------


NET INCREASE, (DECREASE), IN CASH                                       (42,296)                 (22,697)
                                                                   ------------              ------------

Cash, beginning of period                                              2,153,920                1,561,567
                                                                   ------------              ------------
Cash, end of period                                                  $ 2,111,624              $ 1,538,870
                                                                   =============             ============

Cash paid during period for income taxes                             $   199,000              $   149,000

Cash paid during period for interest expense                         $    13,183                   -0-



See notes to Condensed  Financial Statements.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000



Note 1:      FORWARD-LOOKING AND CAUTIONARY STATEMENTS

             The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with Securities and Exchange Commission and its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that its forward- looking, including, without limitations, statements regarding the Company's future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entitities on mergers, acquisitions, or alliance possibilities and expansion of product offerings. Actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.



Note 2:      BASIS OF PRESENTATION:

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the six months and three months ended March 31,2000 are not indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000



Note 3:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
             INVESTMENT IN DEBT AND EQUITY SECURITIES:

             The Company adopted Statement of Financial Accounting Standards
             No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At March 31, 2000 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

             RECLASSIFICATION OF FINANCIAL STATEMENTS:

             Beginning in the first quarter of fiscal 2000, various items of portfolio income, which were previously classified as "other (income), expenses, net" are classified as "interest and other income" in the condensed Statements of Income. Amounts reported for the prior quarters have been reclassified to conform to the quarter 2000 presentation.

                           THE FLAMEMASTER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MARCH 31,2000

Note 4:       Inventories are summarized as follows:

                                                                      MARCH 31                  SEPTEMBER 30
                                                                        2000                       1999
                                                                      --------                    --------
              Raw materials                                           $355,261                    $429,320
              Shipping materials                                        99,935                      51,992
              Finished goods                                           426,751                     392,192
                                                                      --------                    --------
                                                                      $881,947                    $873,504
                                                                      --------                    --------

Note 5: During the three months ended March 31, 2000, the Company purchased 5,567 shares of its outstanding common stock at a cost of $34,514.

Note 6:       MARKETABLE SECURITIES:
              Marketable securities classified as current assets at March 31, 2000 include the following:

                                                                    FAIR VALUE                    COST
                                                                   ------------                ------------
              U.S. Treasury obligations                              $ 389,916                   $ 379,879
              Other Government Bonds                                    24,506                      27,058
              Corporate debt securities                                 30,094                      36,061
              Mortgage backed securities                                 3,530                      10,846
              Marketable equity securities                           6,228,896                   2,061,198

                                                                   ------------                ------------
                                                                   $ 6,676,942                 $ 2,515,042
                                                                   ============                ============

              The contractual maturities of debt securities available for sale at March 31, 2000 are as follows:

                                                                    FAIR VALUE                     COST
                                                                    ----------                   ---------
              Due within one year                                       -                             -
              Due after one year thru 5 years                          298,713                     192,806
              Due after 5 years thru 10 years                          107,003                      70,912
              Due after 10 years                                        26,143                      29,131
              Note due at single maturity date                          16,232                      25,403
                                                                    ----------                   ---------
                                                                     $ 448,091                   $ 318,252
                                                                    ==========                   =========

Gross unrealized holding gains and losses at March 31, were $ 4,386,604 and $ 224,704, respectively. Realized gains from the sale of securities for the three months ended March 31, 2000 were $ 371,679.

THE FLAMEMASTER CORPORATION
Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

MARCH 31,2000 COMPARED TO SEPTEMBER 30, 1999 AND
MARCH 31 2000  COMPARED TO MARCH 31, 1999.

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition continues very strong with current assets of $10,359,392 compared to current liabilities of $253,317 at March 31, 2000 for a current ratio of about 40.9 to 1. Working capital stood at $10,106,075 on March 31, 2000 compared to $5,718,492 at September 30, 1999 and $5,112,528 on March
31, 1999, a healthy increase. The Company's strong financial performance and appreciation in marketable securities accounted for the increase. Accounts receivable decreased modestly to $585,846 from $629,796 at March 31, 1999. Inventories remained at a steady level at $881,947 from $873,504 at year end. Revenues for the March 31, 2000 three month period were $1,475,221 compared to $1,245,774 in the prior year. Investment gains accounted for the increase in revenues.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

The Company is in the process of upgrading its computer systems and has not experienced any significant Y2K issues.

The Company paid a $.032 dividend on its common stock in February 2000 and it's Board of Directors declared a $.032 dividend to be paid in May 2000.

RESULTS OF OPERATIONS:

For the three month ended March 31, 2000 net income was $407,129 compared to $247,362 or $.25 per share vs. $.15 per share basic and $.14 fully diluted in the year earlier period. The increase in earnings were due to a higher level of investment gains.

For the six months ended March 31, 2000 the Company's net income was $547,903 compared to $327,838 or $.34 vs. $.20 per share basic and $.19 per share fully diluted. Laboratory costs including research and development for the quarter increased modestly to $71,991 from $63,939 in the prior year's quarter due to additional new product development. General and administrative expenses remained steady at $155,902 for the quarter compared to $159,820 in the prior year's quarter. For the six month period general and administrative expenses were $320,219 up modestly from the $301,078 in the year earlier period.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          THE FLAMEMASTER CORPORATION
                                                         (Registrant)




DATE:   May 2, 2000                       /s/ JOSEPH MAZIN
---------------------                     ------------------------------
                                          Joseph Mazin, President and Chairman
                                          and Chief Executive Officer


DATE:   May 2, 2000                       /s/ BARBARA E. WAITE
--------------------                      ------------------------------
                                          Barbara E. Waite, Treasurer and
                                          Secretary


DATE:   May 2, 2000                       /s/ DONNA MAZIN
--------------------                      -------------------------------
                                          Donna Mazin, Director