Form 10-Q
period 2000-06-30
FLAMEMASTER CORP
filed 2000-08-08
CIK 37358

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR QUARTER ENDED: JUNE 30,2000    COMMISSION FILE NO: 0-2172


                           THE FLAMEMASTER CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)

             NEVADA                                         95-2018730
----------------------------------                 -----------------------------
(State or other jurisdiction of                    (IRS Employer identification
incorporation or organization)                      Number)





                  11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
--------------------------------------------------------------------------------
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

                                     YES       X              NO
                                     ------------------       ----------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                     JUNE 30, 2000             1,606,058
                                     ------------------------------------

Item 1 Financial Information
Item 1 Financial Statements


                           THE FLAMEMASTER CORPORATION
                            CONDENSED BALANCE SHEETS
                                                                  JUNE 30                  SEPTEMBER 30
                                                                   2000                       1999
                                                                (UNAUDITED)                  (NOTE)
                                                               ------------              --------------
A S S E T S :
CURRENT ASSETS :
Cash and cash equivalents                                      $  2,331,716              $    1,913,201
Marketable securities                                             4,800,683                   2,449,981
Accounts receivable, less allowance of
   $5,000 and $5,000, respectively                                  554,251                     496,776
Inventories                                                       1,098,329                     873,504
Prepaid expenses                                                     37,990                      36,298
Deferred income taxes                                                38,419                      33,485
Other investments                                                    46,287                      46,287
                                                               ------------              --------------
TOTAL CURRENT ASSETS:                                             8,907,675                   5,849,532

Machinery & improvements, net of
accumulated depreciation                                             55,700                      21,311
License agreement, net of accumulated
amortization                                                         75,057                      87,567
                                                               ------------              --------------
TOTAL ASSETS                                                   $  9,038,432              $    5,958,410
                                                               ============              ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                               $    255,481              $       85,880
Accrued liabilities                                                  12,389                       8,203
Income tax payable                                                  108,078                           -
Deferred tax liability                                               14,695                      14,695
Deferred credits                                                     22,262                      22,262
                                                               ------------              --------------
TOTAL CURRENT LIABILITIES:                                          412,905                     131,040

LONG-TERM LIABILITIES:
Notes payable                                                       394,312                     376,656
                                                               ------------              --------------
TOTAL LIABILITIES:                                                  807,217                     507,696

SHAREHOLDERS' EQUITY:

COMMON STOCK, par value,$.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,606,058 shares at 06/30//00 and 1,626,935 at 9/30/99.              16,060                      16,269
Additional paid-in Capital                                        3,685,931                   3,733,846
Retained earnings                                                 2,334,771                   1,562,002
Allowance for marketable securities                               2,194,453                     138,597


                                                               ------------              --------------
TOTAL STOCKHOLDERS' EQUITY                                     $  8,231,215              $    5,450,714
                                                               ------------              --------------

TOTAL LIABILITY AND EQUITY                                     $  9,038,432              $    5,958,410
                                                               ============              ==============




Note: Balance sheet as of September 30, 1999 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        THREE MONTHS ENDED JUNE 30, 2000
                      ------------------------------------


                                                                    2000                     1999
                                                                 ----------               ----------
Net sales                                                        $1,085,721               $1,440,191
Royalties                                                                 -                    1,209
Interest and Other Income                                           532,498                   63,519
                                                                 ----------               ----------
Total Revenues                                                    1,618,219                1,504,919
                                                                 ==========               ==========
Costs and expenses:
   Cost of sales                                                    528,675                  586,570
   Selling                                                           73,259                   75,318
   General and administrative                                       154,598                  147,264
   Laboratory costs                                                  69,110                   75,591
   Other expenses                                                    24,476                   48,330
                                                                 ----------               ----------
Total costs and expenses:                                           850,118                  933,073
                                                                 ----------               ----------

Income before income taxes                                          768,101                  571,846

Income taxes                                                        327,428                  207,227
                                                                 ----------               ----------
Net  income                                                         440,673                  364,619

Other comprehensive income
  Net of income tax
Unrealized Holding Gains (Losses)                                  (328,114)                 199,425
                                                                 ----------               ----------
Comprehensive Income                                             $  112,559               $  564,044
                                                                 ==========               ==========

Net income per share, basic                                      $      .27               $      .22
                                                                 ==========               ==========

Net income per share, diluted                                       ****                  $      .22
                                                                                          ==========

Weighted average shares outstanding:
   Basic                                                          1,608,552                1,634,012
                                                                 ==========               ==========
   Diluted                                                        1,667,483                1,750,399
                                                                 ==========               ==========



**** Diluted earnings per share is not presented, as effect of the assumed conversion of preferred stock is anti-dilutive.

See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,
                        --------------------------------

                                                             2000           1999
                                                         ------------   ------------
Net Sales                                                $  2,969,661   $  3,441,151
Royalties                                                         813          3,671
Interest and Other Income                                   1,140,513        166,018
                                                         ------------   ------------
Total Revenues                                              4,110,987      3,610,840
                                                         ============   ============
Costs and expenses:
  Cost of Sales                                             1,505,221      1,554,980
  Selling                                                     211,577        204,844
  General and administrative                                  474,817        448,342
  Laboratory                                                  208,178        202,304
  Other (income)/ Expenses, Net                                68,516         74,595
                                                         ------------   ------------
Total Costs and Expenses                                    2,468,309      2,485,065
                                                         ------------   ------------

Income before income taxes                                  1,642,678      1,125,775

Income taxes                                                  654,102        433,318
                                                         ------------   ------------
Net income                                                    988,576        692,457


Other comprehensive income
  Net of income taxes
Increase in unrealized holding gains                        1,076,148        177,807
                                                         ------------   ------------
Comprehensive Income                                     $  2,064,724   $    870,264
                                                         ============   ============

Net income per share, basic                              $        .61   $        .42
                                                         ============   ============
Net income per share, diluted                                     ***   $        .41
                                                         ============   ============


Weighted average shares outstanding:
   Basic                                                    1,613,938      1,638,492
                                                         ============   ============
   Diluted                                                  1,672,869      1,754,879
                                                         ============   ============


***Diluted earnings per share is not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

See notes to condensed financial statements

                           THE FLAMEMASTER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,
                        --------------------------------

                                                              2000            1999
                                                          ------------    ------------
Net cash provided (used) by operating activities:         $    395,063    $    598,313
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements                            18,165         (12,632)
Net purchases and sales of investment securities              (112,916)        (31,463)
                                                          ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES:                         (94,751)        (44,095)
                                                          ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of Company's Common Stock                             (28,672)        (46,277)
Dividends paid                                                 (51,548)       (147,758)
                                                          ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                          (80,220)       (194,035)
                                                          ------------    ------------


NET INCREASE, (DECREASE), IN CASH                              220,092         360,183
                                                          ------------    ------------

Cash, beginning of period                                    2,111,624       1,404,347
                                                          ------------    ------------
Cash, end of period                                       $  2,331,716    $  1,764,530
                                                          ============    ============


Cash paid during period for income taxes                  $    260,000    $    482,277

Cash paid during period for interest expense              $     13,183    $     19,774


See notes to Condensed  Financial Statements.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


Note 1:      FORWARD-LOOKING AND CAUTIONARY STATEMENTS

             The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with Securities and Exchange Commission and its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that its forward-looking, including, without limitations, statements regarding the Company's future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entitities on mergers, acquisitions, or alliance possibilities and expansion of product offerings. Actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.


Note 2:      BASIS OF PRESENTATION:

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended June 30, 2000 are not indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000


Note 3:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
             INVESTMENT IN DEBT AND EQUITY SECURITIES:

             The Company adopted Statement of Financial Accounting Standards No:
             115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At June 30, 2000 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.


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

                           THE FLAMEMASTER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30,2000

Note 4:       Inventories are summarized as follows:

                                              June 30       September 30
                                                2000            1999
                                          --------------   --------------
              Raw materials               $      550,616   $      429,320
              Shipping materials                 123,606           51,992
              Finished goods                     424,107          392,192
                                          --------------   --------------
                                          $    1,098,329   $      873,504
                                          --------------   --------------

Note 5: During the nine months ended June 30, 2000, the Company purchased 3,807 shares of its outstanding common stock at a cost of $28,672.

Note 6:       MARKETABLE SECURITIES:
              Marketable securities classified as current assets at June 30, 2000 include the following:

                                               FAIR VALUE           COST
                                             --------------   --------------
              U.S. Treasury obligations      $      423,625   $      409,347
              Other Government Bonds                 23,988           27,046
              Corporate debt securities              28,115           36,061
              Mortgage backed securities              3,646           10,826
              Marketable equity securities        4,321,310        2,144,680
                                             --------------   --------------
                                             $    4,800,684   $    2,627,960
                                             ==============   ==============

              The contractual maturities of debt securities available for sale at June 30, 2000 are as follows:

                                                 FAIR VALUE           COST
                                               --------------   --------------
              Due within one year                          --               --
              Due after one year thru 5 years         329,521          326,282
              Due after 5 years thru 10 years         107,554          102,614
              Due after 10 years                        1,553            1,936
              Not due at single maturity date          40,746           52,448
                                               --------------   --------------
                                               $      479,374   $      483,280
                                               ==============   ==============


Gross unrealized holding gains and losses at June 30,2000 were $2,440,445 and $267,721, respectively. Realized gains from the sale of securities for the nine months ended June 30, 2000 were $238,543.

THE FLAMEMASTER CORPORATION
Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

JUNE 30, 2000 COMPARED TO SEPTEMBER 30, 1999 AND
JUNE 30, 2000 COMPARED TO JUNE 30, 1999.

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition is strong with current assets of $8,907,675 compared to current liabilities of $412,905 at June 30, 2000 for a current ratio of better than 21.5 to 1. Working capital stood at $8,494,770 on June 30, 2000 compared to $5,716,492 at September 30, 1999 and $5,793,033 on June 30, 1999, a
robust increase. The Company's strong financial performance and appreciation in marketable securities accounted for the increase. Accounts receivable increased moderately to $554,251 on June 30, 2000 from $496,776 on September 30, 1999. Inventories expanded to $1,098,329 from $873,504 at year end. Revenues for the June 30, 2000 period were $1,618,219 compared to $1,504,919 in the prior year. Investment gains accounted for the increase in revenues.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

The Company paid a $.032 dividend on its common stock in May 2000 and it's Board of Directors declared a $.032 dividend to be paid in August 2000.



RESULTS OF OPERATIONS:

For the three month ended June 30, 2000 net income was $440,673 compared to $364,619 or $.27 per share vs. $.22 per share basic and fully diluted in the year earlier period. The increase in earnings were due to a higher level of investment gains.

For the nine months ended June 30, 2000 the Company's net income was $988,576 compared to $692,457 or $.61 vs. $.42 per share. Laboratory costs including research and development for the quarter decreased modestly to $69,110 from $75,591 in the prior year's quarter. General and administrative expenses increased modestly to $154,598 for the quarter compared to $147,264 in the prior year's quarter. For the nine month period general and administrative expenses were $474,817 up modestly from the $448,342 in the year earlier period.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       THE FLAMEMASTER CORPORATION
                                               (Registrant)




DATE: AUGUST 4, 2000                   /s/ JOSEPH MAZIN
---------------------                  ------------------------------
                                              (Signature)
                                       Joseph Mazin, President and Chairman
                                       and Chief Executive Officer


DATE: AUGUST 4, 2000                   /s/ BARBARA E. WAITE
--------------------                   ------------------------------
                                              (Signature)
                                       Barbara E. Waite, Treasurer and
                                       Secretary


DATE: AUGUST 4, 2000                   /s/ DONNA MAZIN
--------------------                   -------------------------------
                                              (Signature)
                                       Donna Mazin, Director