Form 10-K
period 2000-09-30
FLAMEMASTER CORP
filed 2000-12-21
CIK 37358

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 2000 Commission File No: 0-2712

                           THE FLAMEMASTER CORPORATION
                           ----------------------------
             (Exact name of Registrant as specified in its Charter)

           NEVADA                                           95-2018730
           ------                                           ----------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                    Identification Number)

         11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA              91352
         --------------------------------------------------------------
         (Address of Principal Executive Offices)              Zip Code

       Registrant's telephone number, including area code: (818) 982-1650
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates at December 18, 2000 was $4,200,869.

As of September 30, 2000, there were 1,595,757 shares of common stock, $.01 par value, outstanding.

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

ROYALTIES:

Less than 0.001% of the Registrant's revenues were derived from royalties. Some protection exists for the Company's products through patents. However, not a major portion of business is subject to licenses. Registrant receives royalty income from Hitachi Cable, Ltd. of Japan.

Hitachi Cable Ltd. produces the Registrant's flame retardant coating in Japan under a nonexclusive license agreement. Royalties paid are 3% and 6% of net sales and are reported and paid annually.

This agreement expired in November of 1999. Royalty income decreased from $4,462 in 1999 to $813 in 2000.

                           THE FLAMEMASTER CORPORATION

                                     PART I

ROYALTIES (CONTINUED):

Flamemaster pays royalties to PRC-DeSoto Int'l Corp. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant. The minimum required royalty payment is $25,000 per year from 1996 through 2003. Royalties paid to PRC-DeSoto were $36,655 for the fiscal year ended 2000.

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

                           THE FLAMEMASTER CORPORATION

                                     PART I

PRINCIPAL PRODUCTS:

The principal product classes produced by the Registrant consist of sealants and coatings. Sales of sealants were $3,466,322, $3,899,481 and $3,246,210 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Sales of coatings were $350,870, $395,796 and $523,017 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

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

The Company has approximately $7,211,653 of working capital, including approximately $6,353,486 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 2001 fiscal year.

PRINCIPAL CUSTOMERS:

During the fiscal year ended September 30, 2000, an agency (General Services Administration) of the United States Government accounted for $659,750 (17.26%) of sales as compared to $1,190,819 (27.71%) in 1999. There were two other major customers in 2000. Sales to one customer were $840,878 or (22%) in 2000 and $625,879 or (14.56%) in 1999. Sales to one other company were $451,301 or (11.81%) in 2000. No other single customer accounted for 10% or more of sales.

BACKLOGS:

Backlog of orders at September 30, 2000 was $531,985 as compared to $529,236 in 1999.

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

RESEARCH AND DEVELOPMENT:

Net laboratory costs at September 30, 2000 were $270,134. In fiscal years ended September 30, 1999 and September 30, 1998, laboratory costs were $270,507 and $246,442, respectively. Flamemaster received no revenues to offset laboratory costs in 2000, 1999 or 1998.

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

                           THE FLAMEMASTER CORPORATION

                                     PART I

EMPLOYEES:

As of September 30, 2000 Registrant employed 25 persons as compared to 28 persons in the prior year.

EXPORT SALES:

Export sales totaled $171,435, $177,808 and $335,910 in 2000, 1999, and 1998,
respectively.

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

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. This claim is currently pending with the UST Clean Up Fund and will be under consideration for two or three years. No reimbursement of settlement monies has been accrued as of September 30, 2000 and 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                           THE FLAMEMASTER CORPORATION

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Registrant's common stock is traded over-the-counter on the National Market System with the NASDAQ symbol "FAME". The over-the-counter market quotations reflect inter dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following stock prices represent the daily prices of the stock for fiscal 2000 and 1999.



                                              Low Bid               High Bid
                                          -------------------------------------
      October-December 1999                    $5.63                   $5.85
      January-March 2000                       $7.96                   $8.74
      April-June 2000                          $8.45                   $9.15
      July-September 2000                      $6.53                   $6.74


      October-December 1998                    $3.00                   $5.50
      January-March 1999                       $4.12                   $5.75
      April-June 1999                          $4.18                   $6.87
      July-September 1999                      $5.06                   $6.25



The stock quote as of December 18, 2000 was $ 5.22 bid and $ 5.50 asking price.

As of December 18, 2000, there were approximately 1,000 beneficial holders of Registrant's common stock.

The common stock dividend was increased on January 6, 2000 from $.03 to $.032 per quarter. Dividends are expected to remain constant in the near future.

                           THE FLAMEMASTER CORPORATION

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended September 30, 2000 are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.



                                                             YEAR ENDED SEPTEMBER 30,
                                               2000          1999          1998          1997          1996
                                            ----------    ----------    ----------    ----------    ----------
Net Sales                                   $3,821,560    $4,298,137    $3,775,966    $3,392,955    $3,248,641

Income from Continuing
Operations                                   1,190,722       876,396       523,308       375,402       393,710

Income from Continuing
Operations per share,
Basic                                             0.74          0.54          0.32          0.21          0.23

Income from Continuing
Operations per Common
share, Diluted                                    0.71          0.52           ***           ***          0.23

Cash Dividends Declared
per Common share                                 0.126          0.12          0.12          0.12          0.10

Total Assets                                 8,112,648     5,958,410     5,285,098     4,951,385     4,900,498
Working Capital                              7,211,653     5,718,492     4,977,648     4,603,527     3,449,987
Shareholders' Equity                         6,952,870     5,450,714     4,733,440     4,761,323     4,598,726


*** Diluted earnings per share for 1997 and 1998 and are not presented, as the effect of the assumed conversion of preferred stock is anti-dilutive.

                           THE FLAMEMASTER CORPORATION

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2000:

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition is strong. Current assets were $7,971,234 compared to current liabilities of $759,581 at September 30, 2000 for a current ratio of 10.5 to 1. Working capital increased by $1,493,161 to $7,211,653 compared to $5,718,492 at September 30, l999.

Cash and cash equivalents, and marketable securities increased by $1,990,304 to $6,353,486.

The company manufactures and sells aircraft sealants and protective coatings for both military and commercial applications. The products are produced for both new construction as well as maintenance and repair facilities.

Accounts receivable increased to $538,466 at September 30, 2000 from $496,776 in the previous year.

Sales of aircraft sealants decreased to $3,466,322 ( 90.70% of product sales) from $3,899,481 (90.72% of product sales) in the prior year and sales of Flamemastic (fire-retardant coating) and Dyna-Therm (aerospace coatings) decreased to $350,870 (9.18% of product sales) of sales from $395,796 (9.21% of product sales) Three customers each accounted for more than 10% of sales. These three customers accounted for a total of 51.1%. The U.S. Government accounted for 17.26% of sales in fiscal 2000 compared to 27.71% in the year earlier.

Royalty income for fiscal 1999 was $813, down from $4,462 in the previous year. Royalty income is not a significant factor affecting the Company's earnings or revenues.

The Company believes that liquidity and working capital are adequate to fund the Company's operations and capital requirements for the 2001 fiscal year.

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

Backlog of orders at September 30, 2000 was $531,985 up from $529,236 in the previous year. This reflects the stability of the Company's operations.

Future income from capital gains on investments cannot be predicted and should not be expected to remain at 2000 levels.

The common stock dividend was increased on January 6, 2000 from $.03 to $.032 per quarter and remained constant throughout the year. Dividends are expected to remain constant in the near future.

FISCAL 2000 VS. 1999:

Sales of products for the fiscal year ended September 30, 2000 were $3,821,560 a decrease of $476,577 or 11.1% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased to 9.18% of sales or $350,870 from 9.21% of sales or $395,796. Sales of aircraft sealants decreased as a result of decline in demand of aerospace products. Sales of Chem Seal (sealant) products decreased to $3,466,322 from $3,899,481 in the prior year, mostly as a result of decreased U.S. Military activities in Europe. Three customers accounted for a total of 51.1% of sales. The U.S. Government accounted for 17.3% of sales, compared to the year earlier level of 27.7%. The company's largest customer was a distributor accounted for 22% of sales. The Company's third largest customer accounted for 11.8% of sales.

Net investment income of $1,320,217 sparked the Company's rise in earnings. This income was comprised of net realized capital gains of $835,960, option income of $268,836, dividend income of $125,560, and interest income of $89,861. This income represents an increase of 272%, or $965,202 over 1999.

Royalty income decreased to $813 from $4,462 in the previous year.

                           THE FLAMEMASTER CORPORATION

                                     PART II

FISCAL 2000 VS. 1999 (CONTINUED):

Costs of products sold in fiscal 2000 were $1,944,114 compared to $1,973,444 in the previous year. These amounts represent 51% and 46% of the sales in 2000 and 1999, respectively. Increase in cost of products as a percent of sales is due to the decreased sales of higher profit margin items of desired aircraft sealant products.

Selling, general and administrative expenses increased to $891,078 from $853,032 while gross laboratory costs decreased to $270,134 from $270,507.

The increase in selling, general and administrative expenses was due to increases in personnel expenses, travel and advertising and the decrease in laboratory costs was not significant.

The license agreement with PRC-DeSoto grants Flamemaster the right to use technical data obtained from PRC-DeSoto in the productions of sealants. The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal 2000, this royalty amounted to $36,655.

FISCAL 1999 VS. 1998

Sales for the fiscal year ended September 30, 1999 were $4,298,137 an increase of $522,171 or 13.8% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased to 9.21% of sales or $395,796 from 13.85% of sales or $523,017. Sales of aircraft sealants continued to increase as a result of introduction of new products and more product categories, as well as an expanded customer base. Sales of Chem Seal (sealant) products increased to $3,899,481 from $3,246,210 in the prior year, mostly as a result of increased U.S. Military activities in Europe. Two customers accounted for a total of 42.3% of sales. The Company's largest customer, the U.S. Government accounted for 27.7% of sales, compared to the year earlier level of 13.0%. The company's second largest customer was a distributor accounted for 14.6% of sales.

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

                           THE FLAMEMASTER CORPORATION

                                     PART II

FISCAL 1999 VS. 1998 (CONTINUED)

The license agreement with PRC-DeSoto grants Flamemaster the right to use technical data obtained from PRC-DeSoto in the productions of sealants. The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal l999, this royalty amounted to $59,112.

IMPACT OF INFLATION AND CHANGING PRICES:

Raw material costs and wages remained steady in 2000, as average selling prices also remained constant. No significant changes are anticipated for 2001.

ITEM 7A. QUANITIATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is not subject to any significant market risks such as fluctuations in foreign currencies or interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in the text on pages 16 through 29.


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 27% of the Company's outstanding common shares. Two of the six members of the board are on the Altius Investment Corporation's Board of Directors. The Company's President and Chairman is Chairman of the Altius Investment Corporation as well.

                           THE FLAMEMASTER CORPORATION

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     1.   FINANCIAL STATEMENTS

          The following financial statements are included in Part II, Item 8:

          - Report of Independent Auditors - Beckman Kirkland & Whitney on 2000, 1999 and 1998 financial statements.

          -    Balance Sheets, September 30, 2000 and 1999.

          - Statements of Income for the years ended September 30, 2000, 1999, and 1998.

          - Statements of Shareholders' Equity for the years ended September 30, 2000, 1999, and 1998.

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



November 28, 2000


Board of Directors and Shareholders
The Flamemaster Corporation
Los Angeles, California

We have audited the accompanying balance sheets of The Flamemaster Corporation as of September 30, 2000 and 1999, and the related statements of income, shareholders' equity, and cash flows for the years ended September 30, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of The Flamemaster Corporation at September 30, 2000, and 1999, and the results of their operations and their cash flows for the years ended September 30, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.



Beckman Kirkland & Whitney

Agoura Hills, California

                    THE FLAMEMASTER CORPORATION
                           BALANCE SHEET

                                                                                                      September 30,

                                                                                              2000                   1999
                                                                                           -----------           -----------
ASSETS

CURRENT ASSETS:


    Cash and Cash Equivalents                                                              $ 2,399,141          $ 1,913,201
    Marketable Securities (Note C)                                                           3,954,345            2,449,981
    Accounts Receivable, less Allowance
        For Doubtful Accounts of $5,000 in 2000 and 1999                                       538,466              496,776
    Inventories (Note D)                                                                       925,771              873,504
    Settlement Receivable (Note I)
                                                                                                     -                    -
    Prepaid Expenses and Other Assets                                                           30,233               36,298
    Deferred Income Taxes (Note K)                                                              46,366               33,485
    Other Investments                                                                           76,912               46,287
                                                                                           -----------           -----------
    TOTAL CURRENT ASSETS                                                                     7,971,234            5,849,532
                                                                                           -----------           -----------
EQUIPMENT AND IMPROVEMENTS, at cost

    Machinery and Equipment                                                                    599,683              593,122
    Furniture and Fixtures                                                                     125,140              116,620
    Laboratory Equipment                                                                        70,234               60,505
    Leasehold Improvements                                                                     119,185              119,185
    Transportation Equipment                                                                    20,036                    -
                                                                                           -----------           -----------
                                                                                               934,278              889,432
    Less Accumulated Depreciation                                                             (863,751)            (868,121)
                                                                                           -----------           -----------
                                                                                                70,527               21,311
                                                                                           -----------           -----------
PRC LICENSE AGREEMENTS, net of
    Accumulated Amortization of
    $101,470 in 2000 and $84,790 in 1999 (Note F)                                               70,887               87,567
                                                                                           -----------           -----------

TOTAL ASSETS                                                                               $ 8,112,648          $ 5,958,410
                                                                                           ===========           ===========

                    THE FLAMEMASTER CORPORATION
                           BALANCE SHEET


                                                                                                        September 30,
                                                                                                2000                  1999
                                                                                            -----------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts Payable                                                                        $   85,256           $   85,880
    Accrued Expenses                                                                             8,736                8,203
    Income Taxes Payable
                                                                                                27,205                    -

    Deferred Tax Liability (Note K)                                                            624,217               14,695

    Deferred Credits (Notes A and E)                                                            14,167               22,262
                                                                                            -----------           -----------
    TOTAL CURRENT LIABILITIES                                                                  759,581              131,040
                                                                                            -----------           -----------
LONG-TERM LIABILITIES:

    Notes Payable (Note O)                                                                     400,197              376,656
                                                                                            -----------           -----------
TOTAL LIABILITIES                                                                            1,159,778              507,696
                                                                                            -----------           -----------
COMMITMENTS AND CONTINGENCIES (Note F, G and I)

SHAREHOLDERS' EQUITY (Notes A and H):
    Preferred Stock, nonvoting, par value $.01 per share, $.56 cumulative dividend, convertible, callable at $5.95,
       authorized 500,000 shares; issued and outstanding -0-
       in 2000 and 1999.                                                                             -                    -
    Common Stock, par value $.01 per share, authorized
       6,000,000 shares; issued and outstanding 1,595,757 shares
       in 2000 and 1,626,935 shares in 1999                                                     15,958               16,269
    Additional Paid-In Capital                                                               3,662,137            3,733,846
    Retained Earnings                                                                        2,441,387            1,562,002
    Allowance For Marketable Securities                                                        833,388              138,597
                                                                                            -----------           -----------
TOTAL SHAREHOLDERS' EQUITY                                                                   6,952,870            5,450,714
                                                                                            -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 8,112,648          $ 5,958,410
                                                                                            ===========           ===========

                THE FLAMEMASTER CORPORATION
                    STATEMENT OF INCOME


                                              Years Ended September 30,
                                           2000           1999         1998
                                       -----------    -----------   -----------
NET SALES (Note M)                     $ 3,821,560    $ 4,298,137   $ 3,775,966
ROYALTIES                                      813          4,462        10,399
INTEREST AND OTHER INCOME                1,343,913        377,096       243,341
                                       -----------    -----------   -----------
                                         5,166,286      4,679,695     4,029,706
                                       -----------    -----------   -----------

COSTS AND EXPENSES:
    Cost of Goods Sold                   1,944,114      1,973,444     1,967,790
    Selling and Administrative             891,078        853,032       873,693
    Laboratory Costs                       270,134        270,507       246,442
                                       -----------    -----------   -----------
    Royalties, Interest and Other          123,671        116,886        90,322
                                       -----------    -----------   -----------
                                         3,228,997      3,213,869     3,178,247

INCOME FROM OPERATIONS
    BEFORE INCOME TAXES                  1,937,289      1,465,826       851,459
PROVISION FOR INCOME TAXES                 746,567        589,430       328,151
                                       -----------    -----------   -----------
NET INCOME                               1,190,722        876,396       523,308

PREFERRED DIVIDENDS                              -              -        (8,295)

NET INCOME ATTRIBUTABLE TO COMMON
STOCK                                  -----------    -----------   -----------
                                       $ 1,190,722    $   876,396   $   515,013
                                       ===========    ===========   ===========

                                       -----------    -----------   -----------
NET INCOME PER SHARE, BASIC (Note J)   $      0.74    $      0.54   $      0.32
                                       ===========    ===========   ===========

                                       -----------    -----------   -----------
NET INCOME PER SHARE, DILUTED:         $      0.71    $      0.52   $         -
                                       ===========    ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING      1,611,045      1,636,343     1,632,941
WEIGHTED AVERAGE SHARES OUTSTANDING
    DILUTED                              1,726,867      1,752,165           N/A

                      THE FLAMEMASTER CORPORATION
                    STATEMENT OF COMPREHENSIVE INCOME

                                              Years Ended September 30,
                                           2000           1999         1998
                                       -----------    -----------   -----------
NET INCOME                             $ 1,190,722    $   876,396   $   523,308
CHANGE IN UNREALIZED GAINS /(LOSSES)
    ON MARKETABLE SECURITIES               694,791        121,056        44,805
                                       -----------    -----------   -----------
COMPREHENSIVE INCOME                   $ 1,885,513    $   997,452   $   568,113
                                       ===========    ===========   ===========

                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                                                        UNREALIZED
                                          PREFERRED STOCK        COMMON STOCK             ADDITIONAL                  GAIN/(LOSS) ON
                                          ---------------        ------------              PAID-IN         RETAINED     MARKETABLE
                                         SHARES     AMOUNT    SHARES       AMOUNT          CAPITAL         EARNINGS     SECURITIES
                                         ------     ------    ------       ------          -------        ---------    -------------
BALANCE, OCTOBER 1, 1998                      -    $     -   1,645,015    $  16,450     $  3,775,397     $   924,052    $   17,541

REDEMPTION OF COMMON STOCK                                     (18,080)        (181)         (41,551)        (41,679)


CASH DIVIDENDS ON COMMON STOCK
AT $.03 PER SHARE                                                                           (196,767)

UNREALIZED GAIN ON SECURITIES
                                                                                                                           121,056

NET INCOME                                                                                                                 876,396


BALANCE SEPTEMBER 30, 1999                    -    $     -   1,626,935    $  16,269     $  3,733,846    $  1,562,002    $  138,597
                                          ------   --------  ---------    ---------     ------------    -------------    ---------

REDEMPTION OF COMMON STOCK                                     (31,178)        (311)         (71,709)       (107,594)

CASH DIVIDENDS ON COMMON STOCK
RANGING FROM $.03 TO $.032 PER SHARE                                                                        (203,743)

UNREALIZED GAIN ON SECURITIES                                                                                              694,791

NET INCOME                                                                                                 1,190,722
                                          ------   --------  ---------    ---------     ------------    -------------    ---------
BALANCE, SEPTEMBER 30, 2000                   -    $     -   1,595,757    $  15,958     $  3,662,137    $  2,441,387     $ 833,388
                                          ======   ========  =========    =========     ============    =============    =========





                                           TOTAL
                                       -------------
BALANCE, OCTOBER 1, 1998               $  4,733,440

REDEMPTION OF COMMON STOCK                  (83,411)


CASH DIVIDENDS ON COMMON STOCK
AT $.03 PER SHARE                          (196,767)

UNREALIZED GAIN ON SECURITIES
                                            121,056

NET INCOME                                  876,396


BALANCE SEPTEMBER 30, 1999             $  5,450,714
                                       ------------

REDEMPTION OF COMMON STOCK                 (179,614)

CASH DIVIDENDS ON COMMON STOCK
RANGING FROM $.03 TO $.032 PER SHARE       (203,743)

UNREALIZED GAIN ON SECURITIES               694,791

NET INCOME                                1,190,722
                                       ------------
BALANCE, SEPTEMBER 30, 2000            $  6,952,870
                                       ============



                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                                                    UNREALIZED
                                             PREFERRED STOCK          COMMON STOCK       ADDITIONAL                GAIN/(LOSS) ON
                                             ---------------          ------------        PAID-IN       RETAINED     MARKETABLE
                                           SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL       EARNINGS     SECURITIES
                                           ------      ------      ------      ------    ----------     --------   --------------
BALANCE, OCTOBER 1, 1997                   68,250    $   682      1,306,412   $ 13,064   $ 2,538,088   $2,236,753    $  (27,264)

REDEMPTION OF COMMON STOCK                                          (11,568)      (116)      (18,125)     (23,476)

REDEMPTION OF PREFERRED STOCK              (7,050)       (70)                                (35,180)      (7,747)

CONVERSION OF PREFERRED STOCK INTO
NOTES PAYABLE                             (47,082)      (471)                               (234,939)    (141,246)

CONVERSION OF PREFERRED STOCK INTO
COMMON STOCK                              (14,118)      (141)        34,898        349                       (208)

COMMON SHARES ISSUED                                                 40,375        404        16,357

CASH DIVIDENDS ON PREFERRED STOCK
AT $.56 PER SHARE                                                                                          (8,295)

CASH DIVIDENDS ON COMMON STOCK
AT $.03 PER SHARE                                                                                        (143,092)

20% STOCK DIVIDEND                                                  274,898      2,749     1,509,196   (1,511,945)

UNREALIZED GAIN (LOSS) ON SECURITIES                                                                                    44,805

NET INCOME                                                                                                523,308
                                           ------     ------      ---------   --------  ------------   ----------    ----------
BALANCE, SEPTEMBER 30, 1998                     -     $    -      1,645,015   $ 16,450   $ 3,775,397    $ 924,052    $   17,541
                                           ======     ======      =========   ========  ============   ==========    ==========




                                            TOTAL
                                         -----------
BALANCE, OCTOBER 1, 1997                $ 4,761,323

REDEMPTION OF COMMON STOCK                  (41,717)

REDEMPTION OF PREFERRED STOCK               (42,997)

CONVERSION OF PREFERRED STOCK INTO
NOTES PAYABLE                              (376,656)

CONVERSION OF PREFERRED STOCK INTO
COMMON STOCK                                      -


COMMON SHARES ISSUED                         16,761

CASH DIVIDENDS ON PREFERRED STOCK
AT $.56 PER SHARE                            (8,295)

CASH DIVIDENDS ON COMMON STOCK
AT $.03 PER SHARE                          (143,092)

20% STOCK DIVIDEND

UNREALIZED GAIN (LOSS) ON SECURITIES        44,805

NET INCOME                                  523,308
                                         ----------
BALANCE, SEPTEMBER 30, 1998              $4,733,440
                                         ==========



                               THE FLAMEMASTER CORPORATION
                                 STATEMENT OF CASH FLOWS

                                                                      Years Ended September 30,
                                                                  2000           1999          1998
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $ 1,190,722    $   876,396    $   523,308
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and Amortization                                  34,600         27,198         38,334
    (Increase)decrease in Accounts Receivable                     (41,690)       (13,070)       (31,798)
    (Increase)decrease in Inventories                             (52,267)      (218,953)         5,738
    (Increase)decrease in Income Taxes Receivable                       -              -         63,347
    (Increase)decrease in Settlement Receivable                         -         48,191        (48,191)
    (Increase)decrease in Prepaid Expenses and Other Assets         3,107         (3,823)         4,511
    (Increase)decrease in Deferred Income Tax Assets              (12,881)        (9,212)        25,159
    (Increase)decrease in Other Investments                       (30,625)       150,003       (150,003)
    Increase(decrease) in Accounts Payable                           (624)        (9,727)           391
    Increase(decrease) in Accrued Expenses                            533         (1,530)            47
    Increase(decrease) in Income Taxes Payable                     30,163        (24,937)        24,937
    Increase(decrease) in Deferred Income Tax Liabilities           1,204           (684)       (42,291)
    Increase(decrease) in Environmental Reserve                         -              -        (53,135)
    Increase(decrease) in Deferred Credits and Income              (8,356)        (8,095)        (7,084)
                                                              -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,114,147        812,768        351,998
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Property, Plant and Equipment                    (67,136)        (3,628)       (12,986)
    (Increase)decrease in investment securities, net             (201,255)       (20,108)       (91,272)
                                                              -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (268,391)       (23,736)      (104,258)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of the Company's Common Stock                     (179,614)       (83,411)       (41,716)
    Increase in notes payable                                      23,541              -              -
    Repurchase of the Company's Preferred Stock                         -              -        (42,998)
    Stock Options exercised                                             -              -         16,761
    Dividends paid                                               (203,743)      (196,767)      (151,387)
                                                              -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                            (359,816)      (280,178)      (219,340)
                                                              -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              485,940        508,854         28,400

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    1,913,201      1,404,347      1,375,947
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 2,399,141    $ 1,913,201    $ 1,404,347
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                  $    26,366    $    26,399    $    21,690
                                                              ===========    ===========    ===========
    Income taxes                                              $   728,000    $   624,258    $   257,000
                                                              ===========    ===========    ===========

                             FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES: The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

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

MARKETABLE SECURITIES: Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, net of income taxes, until realized. At September 30, 2000, the Company had no investments that qualified as trading or held to maturity.

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

STOCK-BASED COMPENSATION: As Described in Note H, the Company has elected to follow the accounting provisions of APB 25, Accounting for Stock Issued to Employees, for stock options and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.

NOTE B - CONCENTRATION OF RISK

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash, cash equivalents and trade receivables.

As of September 30, 2000, the Company had approximately $118,922, $150,786, and $350,161, of cash and cash equivalents in three banks which exposes the Company to concentration of credit risk.

NOTE C - MARKETABLE SECURITIES

Marketable securities classified as current assets at September 30, 2000 include the following:


                                     Fair Value      Cost
                                     ----------   ----------
U.S. Treasury bonds                  $  477,355   $  458,370
Other government obligations             40,378       42,567
Corporate debt securities                 8,959       16,759
Mortgage-backed securities                1,491        1,880
Marketable equity securities          3,426,162    2,014,792
                                     ----------   ----------
                                     $3,954,345   $2,534,368
                                     ==========   ==========

The contractual maturities of debt securities available for sale at September 30, 2000 as follows:

                                     Fair Value      Cost
                                     ----------   ----------
Due within one year                  $       --   $       --
Due after one year thru five years      384,783      386,314
Due after five years thru ten years     117,295      104,348
Due after ten years                      24,614       27,034
Not due at single maturity date           1,491        1,880
                                     ----------   ----------
                                     $  528,183   $  519,576
                                     ==========   ==========

Gross unrealized holding gains and losses at September 30, 2000, were $1,687,916, $267,939, respectively. Realized gains and losses from the sale of securities for the year ended September 30, 2000 were $839,966 and $5,990 respectively. Gross proceeds from the sale of securities for the year ended September 30, 2000 was $1,526,855.

NOTE D - INVENTORIES

Inventories consist of the following:

                        September 30,
                     -------------------
                       2000       1999
                     --------   --------
Raw Materials        $469,384   $429,320
Shipping Materials    105,767     51,992
Finished Goods        350,620    392,192
                     --------   --------

                      925,771    873,504
                     ========   ========

NOTE E - INVESTMENTS IN AFFILIATED COMPANIES

At the end of June 1997, Dynamastic, a wholly owned subsidiary, was dissolved, with all assets and liabilities being transferred to Flamemaster. At the time of the transfer, the value of Dynamastics' current assets exceeded the Company's carrying value for this investment. This excess value has been recorded as a deferred credit and is being amortized to income over five years.

During 1994, the Company acquired a 17% interest in and serves on the Board of Directors of PerfectData Corporation. PerfectData engages in the design, assembly and distribution of computer and office equipment care and maintenance products. Flamemaster's initial investment in PerfectData of $707,051 was recorded at cost. Subsequently, the Company purchased additional stock and owned 21% of PerfectData at September 30, 1996. Due to the level of stock ownership, the Company's investment in PerfectData was accounted for under the equity method until July 1997, when the Company contributed 35,000 shares of PerfectData stock to its profit-sharing plan, thus reducing its investment to less than 20% of the outstanding PerfectData stock. At the time of the change in ownership, the Company's undistributed earnings from PerfectData represented $35,469 of the Company's retained earnings. The Company's investment in PerfectData is now accounted for as a marketable security.

NOTE F - AGREEMENT WITH PRODUCTS RESEARCH CORPORATION

In August 1994, the Company signed a license agreement with PRC-DeSoto Int'l Corp, formerly known as Courtaulds Aerospace, Inc. Under the license agreement, Flamemaster was granted the right to use technical data obtained from Courtaulds in the production of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products with an annual minimum royalty of $25,000 in 1996 and each year thereafter through 2003. Royalties paid under this agreement were $36,655 in 2000, $59,112 in 1999 and $25,000 in 1998. The license agreement has been valued at $172,357 and is being amortized over 10 years, the term of the agreement.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease that expires in September 30, 2001. The lease requires the Company to pay applicable property taxes, maintenance and insurance. Rent expense charged to operations were $185,328 in 2000, $180,273 in 1999, and $175,214 in 1998.

As of September 30, 2000, future minimum payments under this lease are:


2001                                       $  188,698
Thereafter                                          -
                                           ----------
Total minimimun lease payments             $  188,698
                                           ==========


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

In April 2000, the Company's Board of Directors approved a stock option plan whereby directors and key personnel were granted options to purchase 35,000 of the Company's common stock or receive $.10 for each option to which they would otherwise be entitled. Employees and directors opted to receive 3,650 of the options. These options carry an exercise price of $7.125 per share. The options vest on December 31, 2000 have a five-year term expiring April 30, 2005. As of September 30, 2000 no options have been exercised under this plan.

The Company applies APB 25 in accounting for its stock options. The option price equals or exceeds the fair market value of the common shares on the date of the grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. Compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.

Had compensation cost for the Company's stock option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's proforma net earnings and net earnings per share would have been reflected as follows at September 30,:

                             2000
                         -------------
Net earnings
    As reported          $   1,190,722
    Pro forma            $   1,174,036

Net earnings per share
    As reported          $        0.74
    Pro forma            $        0.73


The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Dividend yield 0%, expected volatility of 225%, risk free interest rate of 6% and term of 5 years.

NOTE I - LITIGATION

In February 1994 a suit was filed against the Company for an environmental claim related to property leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean up. The action was settled during January 1998. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company was required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. In August of 1998, Flamemaster completed its settlement obligation.

NOTE J - INCOME PER COMMON SHARE

Basic income per share of common stock is based on the weighted average number of shares outstanding. Outstanding options were considered in the basic and diluted earnings per share calculations using the treasury stock method. In 1998, preferred stock was exchanged for convertible notes. A conversion ratio of 2.46:1 was assumed in calculating earnings per share for these notes. Diluted earnings per share for 1998 were not presented, as the effect of the assumed conversion is anti-dilutive.

NOTE K - INCOME TAXES

In October 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Previously, the Company used the APB 11 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS 109 the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements of the component



                                                                               Year Ended September 30,
                                                              ------------------------------------------------------------
                                                                   2000                  1999                  1998
                                                              ----------------      ----------------      ----------------
         Current:
             Federal                                               $  590,211             $ 467,154             $ 273,875
             State and foreign                                        168,033               132,172                71,408
                                                              ----------------      ----------------      ----------------
                                                                      758,244               599,326               345,283
         Deferred:
             Net change in deferred tax asset                         (12,881)               (9,212)               25,159
             Net change in deferred tax liability                       1,204                  (684)              (42,291)
                                                              ----------------      ----------------      ----------------
                                                                    $ 746,567             $ 589,430             $ 328,151
                                                              ================      ================      ================

The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:


                                                                               Year Ended September 30,
                                                              ------------------------------------------------------------
                                                                   2000                  1999                  1998
                                                              ----------------      ----------------      ----------------
         Federal statutory rate                                   34.00%                34.00%                34.00%
         Increases (decrease):
         California franchise tax, net of
             Federal income tax benefit                            5.64%                 6.00%                 5.50%
         Dividends                                                -4.54%                -3.50%                -5.40%
         Other                                                     3.43%                 3.71%                 4.40%
                                                              ----------------      ----------------      ----------------
                                                                  38.53%                40.21%                38.50%
                                                              ================      ================      ================

NOTE L - PROFIT-SHARING PLAN

The Company contributes to a profit-sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are made from net profits as determined by the Board of Directors. Profit-sharing expense, which equals contributions, was $41,557 in 2000, $43,861 in 1999 and $36,000 in 1998.

NOTE M - SALES INFORMATION AND MAJOR CUSTOMERS

Net sales to the United States government were $659,750 in 2000, $1,190,819 in 1999, and $490,896 in 1998. These sales were comprised principally of sealants. Two other customers accounted for more than 10% during 2000. The sales to one company were $840,878 in 2000, $625,879 in 1999, and $653,676 in 1998. Sales to
one other company were $451,301 in 2000, $411,579 in 1999 and $367,316 in 1998.
These sales were comprised principally of coatings and sealants. No other single customer accounted for 10% or more of sales during the year.

Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:


                                                         YEAR ENDED SEPTEMBER 30,
                                                         ------------------------
                                            2000                    1999              1998
                                             ----                   ----              ----
Export sales                               $171,435             $  177,808          $335,910
Royalty income                             $    813             $    4,462          $ 10,399


NOTE N - RELATED PARTIES

Altius Investment Corporation owns approximately 27% of the Company's outstanding common shares. Two of the six members of the board, including the Company's President and Chairman, who also serves as Altius Investment Corporation's Chairman, are members of the Altius Investment Corporation's Board of Directors.

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

At September 30, 2000 the notes are valued at $8.50 per share or $400,197.

                             FLAMEMASTER CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                               Balance       Charged/(Credited) to       Other      Additions ***     Balance
                                              Beginning      Costs and Expenses**      Accounts                        Ending
                                                Period                                 Describe                        Period
                                            -------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts                $(5,000)         $           -                  -      $         -      $(5,000)
Allowance for net unrealized
   loss on marketable equity
   securities - current                              -                      -                  -                -            -
Allowance for net unrealized
   loss on marketable equity
   securities - noncurrent                           -                      -                  -                -            -
                                            -------------------------------------------------------------------------------------
Total                                          $(5,000)         $           -          $       -      $         -      $(5,000)
                                            =====================================================================================

YEAR ENDED SEPTEMBER 30, 1999
Deducted from asset accounts:
Allowance for doubtful accounts                $(5,000)         $       5,000          $       -      $    (5,000)     $(5,000)
Allowance for net unrealized
   loss on marketable equity
   securities - current                              -                      -                  -                -            -
Allowance for net unrealized
   loss on marketable equity
   securities - noncurrent                           -                      -                  -                -            -
                                            -------------------------------------------------------------------------------------
Total                                          $(5,000)         $       5,000          $       -      $    (5,000)     $(5,000)
                                            =====================================================================================

YEAR ENDED SEPTEMBER 30, 1998
Deducted from asset accounts:
Allowance for doubtful accounts                $(5,000)         $           -          $       -      $         -      $(5,000)
Allowance for net unrealized
   loss on marketable equity
   securities - current                              -                      -                  -                -            -
Allowance for net unrealized
   loss on marketable equity
   securities - noncurrent                           -                      -                  -                -            -
                                            -------------------------------------------------------------------------------------
Total                                          $(5,000) B       $           -          $       -      $         -      $(5,000)
                                            =====================================================================================


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

Date: 12/20/2000
     -----------------------------------

/s/ LEON GUTOWICZ
-------------------------------------
Leon Gutowicz,
Director

Date: 12/20/2000
     -----------------------------------


/s/ DONNA MAZIN
---------------------------------------------
Donna Mazin,
Director

Date: 12/20/2000
     -----------------------------------


/s/ MARY KAY EASON
-------------------------------------
Mary Kay Eason,
Controller & Assistant Secretary

Date: 12/20/2000
     -----------------------------------