Form 10-Q
period 2000-12-31
FLAMEMASTER CORP
filed 2001-02-08
CIK 37358

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR QUARTER ENDED: DECEMBER 31, 2000  COMMISSION FILE NO: 0-2172


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

                       YES  /X/                NO  / /
                       -----------------       -------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                       December 31, 2000            1,585,451
                       --------------------------------------

Item 1 Financial Information
Item 1 Financial Statement

                           THE FLAMEMASTER CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                DECEMBER 31             SEPTEMBER 30
                                                                       2000                     2000
                                                                (UNAUDITED)                   (NOTE)
                                                              -------------             ------------

A S S E T S :
CURRENT ASSETS:
Cash and cash equivalents                                     $   2,382,630             $  2,399,141
Marketable securities                                             2,751,747                3,954,345
Accounts receivable, less allowance of
$5,000 and $5,000, respectively                                     512,751                  538,466
Inventories                                                         958,695                  925,771
Prepaid expenses                                                     23,658                   30,233
Deferred income taxes                                                48,416                   46,366
Other investments                                                    76,912                   76,912
                                                              -------------             ------------
TOTAL CURRENT ASSETS:                                             6,754,809                7,971,234

Machinery & improvements, net of
accumulated depreciation                                             72,529                   70,527
License agreement, net of accumulated
amortization                                                         66,717                   70,887

TOTAL ASSETS                                                  $   6,894,055             $  8,112,648
                                                              =============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                              $     160,034             $     85,256
Accrued liabilities                                                   8,768                    8,736
Income tax payable                                                   63,257                   27,205
Deferred tax liability                                               49,553                  624,217
Deferred credits                                                     12,143                   14,167
                                                              -------------             ------------
TOTAL CURRENT LIABILITIES:                                          293,755                  759,581

LONG-TERM LIABILITIES:
Notes payable                                                       406,082                  400,197
                                                              -------------             ------------
TOTAL LIABILITIES:                                                  699,837                1,159,778

SHAREHOLDERS' EQUITY:

COMMON STOCK, par value,$.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,585,451 shares at 12/31/00 and 1,595,757 at 9/30/00.               15,855                   15,958
Additional paid-in Capital                                        3,638,483                3,662,137
Retained earning                                                  2,465,642                2,441,387
Allowance for marketable securities                                  74,238                  833,388
                                                              -------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                    $   6,194,218             $  6,952,870
                                                              -------------             ------------

TOTAL LIABILITY AND EQUITY                                    $   6,894,055             $  8,112,648
                                                              =============             ============


Note: Balance sheet as of September 30, 2000 has been derived from the audited balance sheet at that date. See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,
                      ------------------------------------


                                                                       2000                     1999
                                                                -----------              -----------

Net sales                                                       $   862,946              $   850,516
Royalties                                                                 -                      813
Interest and Other Income                                            88,697                  166,218
                                                                -----------              -----------
Total Revenues                                                      951,643                1,017,547
                                                                ===========              ===========
Costs and expenses:
   Cost of sales                                                    445,093                  454,658
   Selling                                                           84,855                   68,909
   General and administrative                                       152,596                  164,317
   Laboratory costs                                                  67,090                   67,077
   Other expenses                                                    20,964                   21,496
                                                                -----------              -----------
Total costs and expenses:                                           770,598                  776,457
                                                                -----------              -----------

Income before income taxes                                          181,045                  241,090

Income taxes                                                         71,191                  100,316
                                                                -----------              -----------
Net  income                                                         109,854                  140,774

Other comprehensive income
  Net of income tax
Unrealized Holding Gains (Losses)                                  (759,148)               1,029,634
                                                                -----------              -----------
Comprehensive Income                                            $  (649,294)             $ 1,170,408
                                                                ===========              ===========

Net income per share, basic                                            $.07                     $.09
                                                                ===========              ===========

Net income per share, diluted                                          ****                     ****


Weighted average shares outstanding:
   Basic                                                          1,594,291                1,621,144
                                                                ===========              ===========
   Diluted                                                        1,710,678                1,737,531
                                                                ===========              ===========


-------------------
**** Diluted earnings per share are not presented, as effect of the assumed conversion of preferred stock is anti-dilutive. See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,
                        --------------------------------


                                                            2000           1999
                                                     -----------    -----------

Net cash provided (used) by operating activities:    $   224,699    $   372,313
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment & improvements                      (7,636)        (3,975)
Net purchases and sales of investment securities        (130,103)       (30,254)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES:                  (137,739)       (34,229)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in notes payable                                  5,885
Purchase of Company's Common Stock                       (58,299)       (48,299)
Dividends paid                                           (51,057)       (49,066)
                                                     -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                   (103,471)       (97,365)
                                                     -----------    -----------


NET INCREASE, (DECREASE), IN CASH                        (16,511)       240,719
                                                     -----------    -----------

Cash, beginning of period                              2,399,141      1,913,201
                                                     -----------    -----------
Cash, end of period                                  $ 2,382,630    $ 2,153,920
                                                     ===========    ===========


Cash paid during period for income taxes             $    38,300    $     8,000

Cash paid during period for interest expense         $     6,591    $     6,591



See notes to Condensed Financial Statements.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000


Note 1:      FORWARD-LOOKING AND CAUTIONARY STATEMENTS
             The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with Securities and Exchange Commission and its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward- looking, including, without limitations, statements regarding the Company's future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of product offerings. Actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Note 2:      BASIS OF PRESENTATION:
             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000

Note 3:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
             INVESTMENT IN DEBT AND EQUITY SECURITIES:
             The Company adopted Statement of Financial Accounting Standards
             No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At December 31, 2000 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

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

                           THE FLAMEMASTER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

Note 4:       Inventories are summarized as follows:


                                                                    December 31               September 30
                                                                           2000                       2000
                                                                    -----------               ------------

              Raw materials                                         $   484,817               $    469,384
              Shipping materials                                         97,234                    105,767
              Finished goods                                            376,644                    350,620
                                                                    -----------               ------------
                                                                    $   958,695               $    925,771
                                                                    -----------               ------------


Note 5: During the three months ended December 31, 2000, the Company purchased 10,307 shares of its outstanding common stock at a cost of $58,299.

Note 6:       MARKETABLE SECURITIES:
              Marketable securities classified as current assets at December 31, 2000 include the following:


                                                                    FAIR VALUE                        COST
                                                                    ----------                  ----------

              U.S. Treasury obligations                             $  499,374                  $  465,932
              Other Government Bonds                                    42,371                      42,827
              Corporate debt securities                                  5,723                      16,759
              Mortgage backed securities                                   887                       1,278
              Marketable equity securities                           2,203,392                   2,137,675
                                                                    ----------                  ----------
                                                                    $2,751,747                  $2,664,471
                                                                    ==========                  ==========


              The contractual maturities of debt
              securities available for sale
              at December 31, 2000 is as follows:

                                                                    FAIR VALUE                        COST
                                                                    ----------                   ---------

              Due within one year                                            -                           -
              Due after one year thru 5 years                       $  396,427                   $ 392,166
              Due after 5 years thru 10 years                          124,895                     106,330
              Due after 10 years                                        26,147                      27,021
              Not due at single maturity date                              887                       1,278
                                                                    ----------                   ---------
                                                                    $  548,356                   $ 526,795
                                                                    ==========                   =========



Gross unrealized holding gains and losses at December 31, 2000 were $462,615 and $375,339, respectively. Realized gains and losses from the sale of securities for the three months ended December 31, 2000 were $12,219 and $411 respectively.

THE FLAMEMASTER CORPORATION
Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

DECEMBER 31, 2000 COMPARED TO SEPTEMBER 30, 2000 AND
DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999.

FINANCIAL CONDITION AND LIQUIDITY:

The Company's financial condition is strong with current assets of $ 6,754,809 compared to current liabilities of $ 293,755 at December 31, 2000 for a current ratio of 23 to 1. Working capital decreased to $6,461,054 on December 31, 2000 compared to $7,211,653 at September 30, 2000. Cash and cash equivalents, and marketable securities stood at $5,134,377. Accounts receivable expanded to $512,751 from $364,043 in the prior year's quarter ended December 31, 1999. Inventories grew to $958,695 on December 31, 2000 from $925,771 at year-end due to an increase in order volume. Revenues for the December 31, 2000 quarter were $ 951,643 compared to $1,017,547 in the prior year.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

The Company paid a $.032 dividend on its common stock in December 2000 and its Board of Directors declared a $.032 dividend to be paid in March 2001.

RESULTS OF OPERATIONS:

For the three month ended December 31, 2000 net income was $ 109,853 compared to $140,774 or $.07 per share vs. $.09 per share in the year earlier period. The decrease in earnings was due to lower level of investment gains. The Company continues to expand its customer base. Laboratory costs including research and development for this quarter remained steady at $67,090 from $67,077. General and administrative expenses decreased to $152,596 from $164,317.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 THE FLAMEMASTER CORPORATION
                                 ---------------------------
                                        (Registrant)


DATE:
FEBRUARY 7,2001                  /s/ JOSEPH MAZIN
                                 -----------------------------------------------
                                                (Signature)
                                 Joseph Mazin, President and Chairman
                                 and Chief Executive Officer


DATE:
FEBRUARY 7, 2001                 /s/ MARY KAY EASON
                                 -----------------------------------------------
                                                 (Signature)
                                 Mary Kay Eason, Assistant Treasurer and
                                  Secretary


DATE:
FEBRUARY 7, 2001                 /s/ DONNA MAZIN
                                 -----------------------------------------------
                                                 (Signature)
                                 Donna Mazin, Director