Form 10QSB
period 2001-03-31
FLAMEMASTER CORP
filed 2001-05-11
CIK 37358

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED:   MARCH 31, 2001   COMMISSION FILE NO:  0-2172

THE FLAMEMASTER CORPORATION
(Exact name of Registrant as specified in its Charter)

NEVADA	95-2018730
(State or other jurisdiction of incorporation	(IRS Employer identification
or organization)	Number)

11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
(Address of Principal Executive Office)

(818) 982-1650
Registrant's telephone number including area code

(818) 765-5603
Registrant's facsimile number including area code

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 31, 2001     1,579,729

Item 1 Financial Information
Item 1 Financial Statement

THE FLAMEMASTER CORPORATION
CONDENSED BALANCE SHEET

MARCH 31
2001
(Unaudited)
A S S E T S :
Current Assets:
Cash and cash equivalents	$2,110,363
Marketable securities	2,554,027
Accounts receivable, less allowance of $5,000 and $5,000, respectively	640,258
Inventories	836,415
Prepaid expenses	45,405
Deferred income taxes	206,023
Other investments	76,912
Total current assets:	6,469,403

Machinery & improvements, net of accumulated depreciation	94,695
License agreement, net of accumulated amortization	62,547
TOTAL ASSETS	$6,626,645
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$122,488
Accrued liabilities	11,881
Income tax payable	-0-
Deferred tax liability	15,076
Deferred credits	10,119
Total current liabilities:	159,564

Long-term liabilities:
Notes payable	411,967
Total Liabilities:	571,531
SHAREHOLDERS' EQUITY:
Common Stock, par value,$.01 per share, authorized 6,000,000 shares; issued and outstanding 1,579,729 shares at 03/31/01 and 1,595,757 at 9/30/00.	15,798
Additional paid-in Capital	3,625,351
Retained earning	2,617,087
Allowance for marketable securities	(203,122)
TOTAL STOCKHOLDERS’ EQUITY	$6,055,114
TOTAL LIABILITY AND EQUITY	$6,626,645

 See notes to condensed financial statements.

THE FLAMEMASTER CORPORATION
CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

	2001	2000
Net sales	$1,102,830	$1,033,424
Royalties	-	-
Interest and Other Income	103,240	441,797
Total Revenues	1,206,070	1,475,221
Costs and expenses:
Cost of sales	578,524	521,888
Selling	84,914	69,409
General and administrative	152,052	155,902
Laboratory costs	74,272	71,991
Other expenses	21,744	22,544
Total costs and expenses:	911,506	841,734
Income before income taxes	294,564	633,487
Income taxes	77,481	226,358
Net income	217,083	407,129
Other comprehensive income
Net of income tax
Unrealized Holding Gains (Losses)	(277,362)	374,628
Comprehensive Income	(60,279)	$781,757
Net income per share, basic	$.14	$.25
Net income per share, diluted	****	****
Weighted average shares outstanding:
Basic	1,581,513	1,612,131
Diluted	1,697,900	1,697,701

**** Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.
See notes to condensed financial statements.

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31,

	2001	2000
Net Sales	$1,965,776	$1,883,940
Royalties	-	813
Interest and Other Income	191,937	608,015
Total Revenues	2,157,713	2,492,768
Costs and expenses:
Cost of Sales	1,023,618	976,546
Selling	169,769	138,318
General and administrative	304,647	320,219
Laboratory	141,362	139,068
Other (income)/ Expenses, Net	42,709	44,040
Total Costs and Expenses	1,682,105	1,618,191
Income before income taxes	475,608	874,577
Income taxes	148,671	326,674
Net income	326,937	547,903
Other comprehensive income
Net of income taxes
Increase (decrease) in unrealized holding gains	(1,036,510)	1,404,262
Comprehensive Income	$(709,573)	$1,952,165
Net income per share, basic	$.21	$.34
Net income per share, diluted	***	$.34
Weighted average shares outstanding:
Basic	1,586,903	1,616,624
Diluted	1,627,865	1,702,194

See notes to condensed financial statements

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31,

2001
Net cash provided (used) by operating activities:	$316,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements	(35,644)
Net purchases and sales of investment securities	(393,380)
NET CASH USED IN INVESTING ACTIVITIES:	(429,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	11,770
Purchase of Company’s Common Stock	(86,462)
Dividends paid	(101,721)
NET CASH USED IN FINANCING ACTIVITIES	(176,413)
NET INCREASE, (DECREASE), IN CASH	(288,778)
Cash, beginning of period	2,399,141
Cash, end of period	$2,110,363
Cash paid during period for income taxes	$205,300
Cash paid during period for interest expense	$13,183

See notes to Condensed Financial Statements.

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001

Note 1:         Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with Securities and Exchange Commission and its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking, including, without limitations, statements regarding the Company's future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of product offerings.  Actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.
The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Note 2:         Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  Operating results for the six months and three months ended March 31, 2001 are not indicative of the results that may be expected for the year ending September 30, 2001.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

Note 3:          Summary of Significant Accounting Policies:

Investment in Debt and Equity Securities:
The Company adopted Statement of Financial Accounting Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At March 31, 2001 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity.  Such amortization and interest are included in interest income.  Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

Reclassification of Financial Statements:
Beginning in the first quarter of fiscal 2000, various items of portfolio income, which were previously classified as "other (income), expenses, net" are classified as "interest and other income" in the condensed Statements of Income.  Amounts reported for the prior quarters have been reclassified to conform to the quarter 2000 presentation.

Note 4:	Inventories are summarized as follows:

March 31
2001
Raw materials	$388,673
Shipping materials	91,115
Finished goods	356,627
836,415

Note 5:	During the six months ended March 31, 2001, the Company purchased 5,722 shares of its outstanding common stock at a cost of $28,163.

Note 6:	MARKETABLE SECURITIES:
Marketable securities classified as current assets at March 31, 2001 include the following:

	Fair Value	Cost
U.S. Treasury obligations	515,051	473,621
Other Government Bonds	42,920	43,093
Corporate debt securities	15,530	26,090
Mortgage backed securities	805	1,196
Marketable equity securities	1,979,721	2,383,749
	2,554,027	2,927,749

                        The contractual maturities of debt securities available for sale at March 31, 2001 is as follows:

	Fair Value	Cost
Due within one year	-	-
Due after one year thru 5 years	417,844	407,444
Due after 5 years thru 10 years	129,520	108,350
Due after 10 years	26,137	27,009
Not due at single maturity date	805	1,196
	574,306	543,999

Gross unrealized holding gains and losses at March 31, 2001 were $236,434 and $610,155, respectively.  Realized gains and losses from the sale of securities for the six months ended March 31, 2001 were $40,518 and $1,142 respectively.

THE FLAMEMASTER CORPORATION
Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations:

March 31, 2001 compared to September 30, 2000 and March 31, 2001 compared to March 31, 2000.

FINANCIAL CONDITION AND LIQUIDITY:

The Company’s financial condition is strong with current assets of $6,469,403 compared to current liabilities of $159,564 at March 31, 2001 for a current ratio of more than 40 to 1.  Working capital decreased to $6,309,839 on March 31, 2001 compared to $7,211,653 at September 30, 2000.  Cash and cash equivalents, and marketable securities stood at $4,664,390.  Accounts receivable expanded to $640,258 from $585,846 in the prior year’s quarter ended March 31, 2000.  Inventories contracted to $836,415 on March 31, 2001 from $925,771 at year-end.  Revenues for the March 31, 2001 quarter were $1,206,070 compared to $1,475,221 in the prior year due to a lower level of investment income.    Sales from operation expanded to $1,102,830 in the three month period ended March 31, 2001 from the $1,033,424 in the prior year.

Management believes that future working capital requirements will be provided primarily from operations and that the Company’s liquidity and working capital requirements are adequate for the next 12 months of operation.  Management believes that the Company’s creditworthiness is substantial relative to its size.

The Company paid a $.032 dividend on its common stock in March 2001

RESULTS OF OPERATIONS:

For the three month ended March 31, 2001 net income was $217,083 compared to $407,129 or $.14 per share vs. $.25 per share in the year earlier period.  The decrease in earnings was due to lower level of investment gains.  The Company continues to expand its customer base.  Laboratory costs including research and development for this quarter increased modestly to $74,272 from $71,991.  General and administrative expenses decreased to $152,052 from $155,902.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE FLAMEMASTER CORPORATION
(Registrant)

DATE:	JOSEPH MAZIN
May 10, 2001
(Signature)
Joseph Mazin, President and Chairman
and Chief Executive Officer

DATE:	MARY KAY EASON
May 10, 2001
(Signature)
Mary Kay Eason, Assistant Treasurer and
Assistant Secretary

DATE:	DONNA MAZIN
May 10, 2001
(Signature)
Donna Mazin, Director