Form 10QSB
period 2001-06-30
FLAMEMASTER CORP
filed 2001-08-07
CIK 37358

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:	JUNE 30, 2001	COMMISSION FILE NO:	0-2172

THE FLAMEMASTER CORPORATION

(Exact name of Registrant as specified in its Charter)

NEVADA	95-2018730

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352

(Address of Principal Executive Office)

Registrant's telephone number including area code:	(818) 982-1650

Registrant's facsimile number including area code:	(818) 765-5603

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 30, 2001	1,598,200

Item 1 Financial Information
Item 1 Financial Statement

THE FLAMEMASTER CORPORATION
CONDENSED BALANCE SHEET

JUNE 30 2001 (Unaudited)

A S S E T S :
Current Assets:
Cash and cash equivalents	$2,085,729
Marketable securities	2,896,506
Accounts receivable, less allowance of $5,000	561,663
Notes Receivable	55,996
Inventories	937,619
Prepaid expenses	39,239
Deferred income taxes	116,522
Other investments	46,287

Total current assets:	6,739,561

Machinery & improvements, net of accumulated depreciation	107,393
License agreement, net of accumulated amortization	58,377

TOTAL ASSETS	$6,905,331

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$91,032
Accrued liabilities	9,288
Income tax payable	18,548
Deferred tax liability	15,468
Deferred credits	8,095

Total current liabilities:	142,431

Long-term liabilities:
Notes payable	417,853

Total Liabilities:	560,284

SHAREHOLDERS' EQUITY:
Common Stock, par value,$.01 per share, authorized 6,000,000 shares; issued and outstanding 1,598,200 shares at 06/30/01	15,982
Additional paid-in Capital	3,677,392
Retained earning	2,709,774
Allowance for marketable securities	(58,101)

TOTAL STOCKHOLDERS’ EQUITY	$6,345,047

TOTAL LIABILITY AND EQUITY	$6,905,331

See notes to condensed financial statements.

THE FLAMEMASTER CORPORATION
CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30,

	2001	2000

Net sales	$1,005,399	$1,085,721
Royalties	-	-
Interest and Other Income	88,663	532,498

Total Revenues	1,094,062	1,618,219

Costs and expenses:
Cost of sales	525,288	528,675
Selling	83,736	73,259
General and administrative	146,278	154,598
Laboratory costs	77,233	69,110
Other expenses	29,014	24,476

Total costs and expenses:	861,549	850,118

Income before income taxes	232,513	768,101

Income taxes	80,238	327,428

Net income	152,275	440,673

Other comprehensive income
Net of income tax
Unrealized Holding Gains (Losses)	145,021	(328,114)

Comprehensive Income	297,296	$112,559

Net income per share, basic	$.10	$.27

Net income per share, diluted	****	****

Weighted average shares outstanding:
Basic	1,580,833	1,608,552

Diluted	1,616,966	1,667,483

**** Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30,

	2001	2000

Net Sales	$2,971,175	$2,969,661
Royalties	-	813
Interest and Other Income	280,600	1,140,513

Total Revenues	3,251,775	4,110,987

Costs and expenses:
Cost of Sales	1,548,905	1,505,221
Selling	253,505	211,577
General and administrative	450,925	474,817
Laboratory	218,596	208,178
Other (income)/ Expenses, Net	71,722	68,516

Total Costs and Expenses	2,543,653	2,468,309

Income before income taxes	708,122	1,642,678

Income taxes	228,909	654,102

Net income	479,213	988,576

Other comprehensive income
Net of income taxes
Increase (decrease) in unrealized holding gains	(891,489)	1,076,148

Comprehensive Income	$(412,276)	$2,064,724

Net income per share, basic	$.30	$.61

Net income per share, diluted	***	***

Weighted average shares outstanding:
Basic	1,584,868	1,613,938

Diluted	1,623,789	1,672,869

See notes to condensed financial statements

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE  MONTHS ENDED JUNE 30,

2001

Net cash provided (used) by operating activities:	$414,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements	(55,594)
Net purchases and sales of investment securities	(494,821)

NET CASH USED IN INVESTING ACTIVITIES:	(550,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	60,313
Increase in notes payable	17,656
Purchase of Company’s Common Stock	(103,662)
Dividends paid	(152,197)

NET CASH USED IN FINANCING ACTIVITIES	(177,890)

NET INCREASE, (DECREASE), IN CASH	(313,412)

Cash, beginning of period	2,399,141

Cash, end of period	$2,085,729

Cash paid during period for income taxes	$255,300

Cash paid during period for interest expense	$19,774

See notes to Condensed Financial Statements.

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001

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

Note 2: Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  Operating results for the nine months and three months ended June 30, 2001 are not indicative of the results that may be expected for the year ending September 30, 2001.
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
At June 30, 2001 the Company had no investments that qualified as trading or held to maturity.
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

Note 4: Inventories are summarized as follows:

June 30 2001

Raw materials	$513,143
Shipping materials	90,129
Finished goods	334,347

937,619

Note 5: During the three months ended June 30, 2001, the Company purchased 7,510 shares of its outstanding common stock at a cost of $37,605.

Note 6: MARKETABLE SECURITIES:

             Marketable securities classified as current assets at June 30, 2001 include the following:

	Fair Value	Cost

U.S. Treasury obligations	579,599	546,840
Other Government Bonds	43,341	43,364
Corporate debt securities	12,331	26,090
Mortgage backed securities	792	1,183
Marketable equity securities	2,260,443	2,411,712

	2,896,506	3,029,189

             The contractual maturities of debt securities available for sale at June 30, 2001 is as follows:

	Fair Value	Cost

Due within one year	-	-
Due after one year thru 5 years	417,373	413,485
Due after 5 years thru 10 years	127.508	110,409
Due after 10 years	90,390	92,400
Not due at single maturity date	792	1,183

	636,063	617,477

Gross unrealized holding gains and losses at June 30, 2001 were $276,054 and $408,737, respectively.  Realized gains and losses from the sale of securities for the nine months ended June 30, 2001 were $72,052 and $1,231 respectively.          .                .

THE FLAMEMASTER CORPORATION
Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations:

June 30, 2001 compared to September 30, 2000 and
June 30, 2001 compared to June 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY:

The Company’s financial condition is strong with current assets of $6,739,561 compared to current liabilities of $142,431 at June 30, 2001 for a current ratio of more than 47 to 1.  Working capital decreased to $6,597,130 on June 30, 2001 compared to $7,211,653 at September 30, 2000, but was up from the $6,309,839 on March 31, 2001.  Cash and cash equivalents and Marketable Securities stood at $4,982,235.  Accounts Receivable increased modestly to $561,663 from $554,251 in the prior year’s quarter ended June 30, 2000.  Inventories decreased moderately to $937,619 on June 30, 2001 from $1,098,329 in the year earlier period, but up slightly from the $925,771 at fiscal year end, September 30, 2000.  Revenues for the June 30, 2001 quarter were $1,094,062 compared to $1,618,219 in the year earlier quarter due to a lower level of investment income.  Sales from operations were modestly lower to $1,005,399 for the June 30, 2001 quarter due to product mix, compared to $1,085,721 in the year earlier period.

During the quarter the Company experienced two price increases on liquid Polysulfide, a key ingredient of many of the Company’s aircraft sealants.  Flamemaster’s only supplier of Polysulfides (Rohm & Haas) has announced plans to shut down the manufacturing of the product in December of 2001.  The Company has secured two alternative sources of Polysulfides from outside the United States.  One source is located in Germany and the other source is in Japan.  However, there is no assurance that supplies of this key raw material will not be disrupted in the future, therefore, the Company must increase it’s inventory levels in order to meet customer demands.

Management believes that future working capital requirements will be provided primarily from operations and that the Company’s liquidity and working capital requirements are adequate for the next 12 months of operation.  Management believes that the Company’s creditworthiness is substantial relative to its size.

The Company paid a $.032 dividend on its common stock in June 2001.

RESULTS OF OPERATIONS:

For the three months ended June 30, 2001 net income was $152,275 compared to $440,673 or $.10 per share vs. $.27 per share in the year earlier period.  The decrease in earnings was due to lower levels of investment gains.  During the quarter, the Company experienced an increase in the price of a key raw material (liquid Polysulfide) for it’s aircraft sealants.  The Company’s development efforts are now centered on developing more high end products, as well as increasing prices on a select number of standard products.

Laboratory costs, including research and development, for the quarter increased moderately to $77,233 from $69,110 in the year earlier quarter.  General and Administration expenses decreased moderately to $146,278 from $154,598 in the prior year, while Selling Expense rose to $83,736 from $73,259.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE FLAMEMASTER CORPORATION

(Registrant)

DATE:	JOSEPH MAZIN
August 7, 2001
(Signature)
Joseph Mazin, President and Chairman
and Chief Executive Officer

DATE:	MARY KAY EASON
August 7, 2001
(Signature)
Mary Kay Eason, Assistant Treasurer and
Assistant Secretary

DATE:	DONNA MAZIN
August 7, 2001
(Signature)
Donna Mazin, Director