Form 10KSB
period 2001-09-30
FLAMEMASTER CORP
filed 2001-12-14
CIK 37358

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K SB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001 Commission File No: 0-2712

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

COMMON STOCK – $.01 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.  ☐

The aggregate market value of common stock held by non-affiliates at December 7, 2001 was $5,000,401.

As of September 30, 2001, there were 1,449,599 shares of common stock, $.01 par value, outstanding.

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

In August 1994, Registrant entered into an agreement with PRC-DeSoto Int’l Corp., formerly known as Courtaulds Aerospace, Inc. wherein PRC-DeSoto Int’l Corp. granted to Flamemaster a license with respect to certain technology and proprietary rights of PRC-DeSoto Int’l Corp. that Flamemaster expects to enhance its sealant line.

Royalties:

In 2001, none of the Registrant's revenues were derived from royalties.  Some protection exists for the Company's products through patents.  However, not a major portion of business is subject to licenses.

Hitachi Cable Ltd. produces the Registrant's flame retardant coating in Japan under a nonexclusive license agreement.  Royalties paid are 3% and 6% of net sales and are reported and paid annually.

This agreement expired in November of 1999 and was retroactively renewed in 2001.  However, no payments have been received on the renewed agreement.  As such, royalty income decreased from $813 in 2000 to $0 in 2001.

Flamemaster pays royalties to PRC-DeSoto Int’l Corp. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement.  Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant.  The minimum required royalty payment is $25,000 per year from 1996 through 2003.  Royalties paid to PRC-DeSoto were $33,388 for the fiscal year ended 2001.

Methods of Distribution:

Flamemaster products are sold directly by four full time employees, one commissioned sales representative and through a network of 15 distributors.

Most of the products manufactured by Flamemaster are required to be qualified or listed by either government or civilian agencies.  The qualification and listing process involves independent testing of new products to determine that they meet minimum criteria of performance as established by government and civilian agencies.  Once a new product is qualified and listed, the product may be marketed.  The product mix includes products of which the registrant is the sole qualified supplier.  Flamemaster’s sales are a mixture of competitive bids and sales at catalog price to a variety of customers.

Flamemaster’s sealant product line is sold to large and small manufacturers, distributors, airlines and the United States Government.  The fire retardant coatings are sold to utilities and other industrial plants and the high heat ablative coatings are sold mainly to the aerospace industry.

Raw Materials:

Registrant buys most of its raw materials from a variety of large, well-established suppliers and manufacturers of the chemicals required making sealants and coatings.  These suppliers are under no obligation to continue supplying these chemicals to Flamemaster, but these chemicals are readily available from other suppliers.

Registrant's principal sealants utilize a liquid polymer produced by one manufacturer (Rohm & Haas) in the United States.  Rohm & Haas has announced plans to shut down the manufacturing of the product in December 2001.  The registrant has secured two alternative sources of liquid polymer from outside United States.  One source is located in Europe and the other source is in Asia.  The company has increased it’s inventory level of this product in order to meet customer requirements.

Principal Products:

The principal product classes produced by the Registrant consist of sealants and coatings.  Sales of sealants were $3,618,182, and $3,466,322 for the fiscal years ended September 30, 2001, and 2000, respectively.  Sales of coatings were $560,027, and $350,870 for the fiscal years ended September 30, 2001, and 2000, respectively.

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

The Company has approximately $6,563,805 of working capital, including approximately $4,931,174 of cash and current portfolio of marketable securities.  The Company believes that its working capital is sufficient to finance its operations for the 2002 fiscal year.

Principal Customers:

During the fiscal year ended September 30, 2001, an agency (General Services Administration) of the United States Government accounted for $1,070,500 (25.61%) of sales as compared to $659,750 (17.26%) in 2000.  There was one other major customer in 2001.  Sales to the customer were $698,167 or (16.70%) in 2001 and $840,878 or (22%) in 2000.  No other single customer accounted for 10% or more of sales.

Backlogs:

Backlog of orders at September 30, 2001 was $952,135 as compared to $531,985 in 2000.  This was the result of a surge in orders received during August and September.

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

Research and Development:

Net laboratory costs at September 30, 2001 were $292,709.  In fiscal years ended September 30, 2000, laboratory costs were $270,134 respectively.  Flamemaster received no revenues to offset laboratory costs in 2001, or 2000.

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

Employees:

As of September 30, 2001 Registrant employed 24 persons as compared to 25 persons in the prior year.

Export Sales:

Export sales totaled $268,868 and $171,435 in 2001 and 2000, respectively.

ITEM 2. PROPERTIES

Registrant occupies approximately 28,000 square feet of office and manufacturing space located at 11120 Sherman Way, Sun Valley, California 91352 under terms of a lease expiring in September 2006.

Registrant believes its facilities are adequate for present and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

In January 1997 the Company agreed to a settlement in an environmental claim.  Flamemaster completed its obligation under this settlement in August of 1998.

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site.  This claim is currently pending with the UST Clean Up Fund and will be under consideration for two or three years.  No reimbursement of settlement monies has been accrued as of September 30, 2001.

There are currently no other legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

THE FLAMEMASTER CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Registrant's common stock is traded over-the-counter on the National Market System with the NASDAQ symbol "FAME".  The over-the-counter market quotations reflect inter dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  The following stock prices represent the daily prices of the stock for fiscal 2001 and 2000.

	Low Bid	High Bid

October-December 2000	$5.00	$6.67
January-March 2001	$4.56	$5.66
April-June 2001	$5.00	$5.35
July-September 2001	$5.02	$5.30

October-December 1999	$5.63	$5.85
January-March 2000	$7.96	$8.74
April-June 2000	$8.45	$9.15
July-September 2000	$6.53	$6.74

The stock price as of December 10, 2001 was $6.15 bid and $6.30 asked.

As of December 10, 2001, there were approximately 1,000 beneficial holders of Registrant's common stock.

The common stock dividend was increased on January 6, 2000 from $.03 to $.032 per quarter.  Dividends are expected to remain constant in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 2001:

Financial Condition and Liquidity:

The Company's financial condition is strong.  Current assets were $6,980,338 compared to current liabilities of $416,553 at September 30, 2001 for a current ratio of 16.75 to 1.  Working capital decreased by $647,868 to $6,563,805 compared to $7,211,653 at September 30, 2000.

Cash and cash equivalents, and marketable securities decreased by $1,422,312 to $4,931,174, while, accounts receivable increased to $736,143 at September 30, 2001 from $538,466 in the previous year.

The Company believes that liquidity and working capital are adequate to fund the Company's operations and capital requirements for the 2002 fiscal year.

Sales of aircraft sealants increased to $3,620,095 from $3,466,322 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) advanced to $560,027 from $350,870 the previous year.  Two customers each accounted for more than 10% of sales.  These two customers accounted for a total of 42.31%.  The U.S. Government accounted for 25.61% of sales, compared to 17.3% in the year ended September 30, 2000.

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

Backlog of orders at September 30, 2001 was $952,135 up from $531,985 in the previous year.  This reflects the stability of the Company’s operations.

Future income from capital gains on investments cannot be predicted and should not be expected to remain at 2001 levels.

The common stock dividend remained constant throughout the year at $.032.  Dividends are expected to remain constant in the near future.

Fiscal 2001 vs. 2000:

Sales of products for the fiscal year ended September 30, 2001 were $4,180,122 an increase of $358,562 or 9.4% over the prior fiscal year.  Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) increased to 13.4% of sales or $560,027 from 9.18% of sales or $350,870.  Sales of aircraft sealants increased as a result of strong demand for aerospace products.  Sales of Chem Seal (sealant) products increased to $3,618,182 from $3,466,322 in the prior year, mostly as a result of increased U.S. Military activities in the World.  Two customers accounted for a total of 42.31% of sales. The U.S. Government accounted for 25.61% of sales, compared to the year earlier level of 17.3%.  The company's second largest customer was a distributor accounted for 16.70% of sales.

Net investment income declined substantially.  The decline was due to the turbulence in the equity markets and lower interest rates.

Royalty income decreased to $0 from $813 in the previous year.

Costs of products sold in fiscal 2001 were $2,197,511 compared to $1,944,114 in the previous year.  These amounts represent 53% and 41% of the sales in 2001 and 2000, respectively.  Increase in cost of products as a percent of sales is due to the decreased sales of higher profit margin items of desired aircraft sealant products.

Selling, general and administrative expenses increased to $927,607 from $891,078 while gross laboratory costs increased to $292,708 from $270,134.

The increase in selling, general and administrative expenses was due to increases in personnel expenses, travel and advertising and the increase in laboratory costs was due to greater research and development.

The license agreement with PRC-DeSoto grants Flamemaster the right to use technical data obtained from PRC-DeSoto in the productions of sealants.  The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products.  For fiscal 2001, this royalty amounted to $33,388.

Impact of Inflation and Changing Prices:

Raw material costs and wages increased moderately in 2001, as average selling prices also were increased moderately.  A rise in prices of some key raw materials are expected in fiscal 2002.  Selling prices for our own products are expected to rise accordingly.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item is set forth in the text on pages 14 through 28.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

THE FLAMEMASTER CORPORATION

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement for the next annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement for the next annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement for the next annual meeting of shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 27% of the Company's outstanding common shares. Two of the five members of the board are on the Altius Investment Corporation’s Board of Directors.  The Company's President and Chairman is Chairman of the Altius Investment Corporation as well.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. Financial Statements

The following financial statements are included in Part II, Item 8:

•	Report of Independent Auditors - Beckman Kirkland & Whitney on 2001 and 2000 financial statements.

•	Balance Sheet September 30, 2001.

•	Statements of Income for the years ended September 30, 2001 and 2000.

•	Statements of Comprehensive Income for the years ended September 30, 2001 and 2000.

•	Statements of Shareholders' Equity for the years ended September 30, 2001 and 2000.

•	Statements of Cash Flows for the years ended September 30, 2001 and 2000.

•	Notes to Financial Statements.

2. Financial Statement Schedules

•	Schedule II – Valuation and Qualifying Accounts.

3. Exhibits

•	Exhibit I - Statement regarding computation of per share earnings.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.  Separate financial statements of the Registrant have been omitted because the Registrant meets the requirements that permit omission.

INDEPENDENT AUDITORS’ REPORT

November 28, 2001

Board of Directors and Shareholders

The Flamemaster Corporation

Los Angeles, California

We have audited the accompanying balance sheet of The Flamemaster Corporation as of September 30, 2001, and the statements of income, shareholders' equity, and cash flows for the years ended September 30, 2001 and 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of The Flamemaster Corporation at September 30, 2001 and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

Beckman Kirkland & Whitney

Agoura Hills, California

THE FLAMEMASTER CORPORATION

BALANCE SHEET

September 30,
2001
ASSETS

CURRENT ASSETS:

Cash and Cash Equivalents	$2,125,577
Marketable Securities (Note C)	2,805,597
Accounts Receivable, less Allowance For Doubtful Accounts of $5,000 in 2001 and 2000	776,926
Inventories (Note D)	988,073
Prepaid Expenses and Other Assets	31,165
Income Taxes Receivable	0
Deferred Income Taxes (Note J)	206,713
Other Investments	46,287

TOTAL CURRENT ASSETS	6,980,338

EQUIPMENT AND IMPROVEMENTS, at cost
Machinery and Equipment	648,709
Furniture and Fixtures	70,234
Laboratory Equipment	129,072
Leasehold Improvements	127,005
Transportation Equipment	20,036
995,056

Less Accumulated Depreciation	(880,343)
114,713

PRC LICENSE AGREEMENTS, net of
Accumulated Amortization of $118,150 in 2001 and $101,470 in 2000 (Note E)	54,207

TOTAL ASSETS	$7,149,258

THE FLAMEMASTER CORPORATION

BALANCE SHEET

September 30,
2001
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable	$330,766
Accrued Expenses	10,042
Income Taxes Payable	53,416
Deferred Tax Liability (Note J)	16,238
Deferred Credits (Notes A)	6,071

TOTAL CURRENT LIABILITIES	416,533

LONG-TERM LIABILITIES:

Notes Payable (Note N)	1,248,738

TOTAL LIABILITIES	1,665,271

COMMITMENTS AND CONTINGENCIES (Note E, F and H)

SHAREHOLDERS' EQUITY (Notes A and G):

Preferred Stock, nonvoting, par value $.01 per share, $.56 cumulative dividend, convertible, callable at $5.95, authorized 500,000 shares; issued and outstanding -0- in 2001.	-
Common Stock, par value $.01 per share, authorized 6,000,000 shares; issued and outstanding 1,449,599 shares in 2001.	14,496
Additional Paid-In Capital	3,337,058
Retained Earnings	2,335,971
Allowance For Marketable Securities	(203,538)

TOTAL SHAREHOLDERS' EQUITY	5,483,987

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,149,258

THE FLAMEMASTER CORPORATION

STATEMENT OF INCOME

	Years Ended September 30,
	2001	2000

NET SALES (Note L)	$4,180,122	$3,821,560
ROYALTIES	0	813
INTEREST AND OTHER INCOME	339,897	1,343,913
	4,520,019	5,166,286
COSTS AND EXPENSES:
Cost of Goods Sold	2,197,509	1,944,114
Selling and Administrative	927,609	891,078
Laboratory Costs	292,709	270,134
Royalties, Interest and Other	115,478	123,671
	3,533,305	3,228,997

INCOME FROM OPERATIONS BEFORE INCOME TAXES	986,714	1,937,289

PROVISION FOR INCOME TAXES	339,690	746,567

NET INCOME	647,024	1,190,722

INTEREST ON CONVERTIBLE NOTES	26,366	30,658

NET INCOME ATTRIBUTABLE TO COMMON STOCK	673,390	1,221,380

NET INCOME PER SHARE, BASIC (Note I)	$0.41	$0.74

NET INCOME PER SHARE, DILUTED:	$0.41	$0.71

WEIGHTED AVERAGE SHARES OUTSTANDING	1,596,471	1,611,045

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	1,634,259	1,726,867

THE FLAMEMASTER CORPORATION

STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2001	2000

NET INCOME	$647,024	$1,190,722
CHANGE IN UNREALIZED GAINS /(LOSSES) ON MARKETABLE SECURITIES, NET OF TAX	(1,036,926)	694,791
COMPREHENSIVE INCOME/(LOSS)	$(389,902)	$1,885,513

THE FLAMEMASTER CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY

							UNREALIZED
					ADDITIONAL		GAIN/(LOSS) ON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	RETAINED	MARKETABLE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	TOTAL

BALANCE, OCTOBER 1, 1999	-	$-	1,626,935	$16,269	$3,733,846	$1,562,002	$138,597	$5,450,714

REDEMPTION OF COMMON STOCK			(31,178)	(311)	(71,709)	(107,594)		(179,614)

CASH DIVIDENDS ON COMMON STOCK AT $.03 PER SHARE						(203,743)		(203,743)

UNREALIZED GAIN ON SECURITIES							694,791	694,791

NET INCOME						1,190,722		1,190,722

BALANCE SEPTEMBER 30, 2000	-	$-	1,595,757	$15,958	$3,662,137	$2,441,387	$833,388	$6,952,870

REDEMPTION OF COMMON STOCK			(168,141)	(1,681)	(385,171)	(549,097)		(935,949)

CASH DIVIDENDS ON COMMON STOCK $.032 PER SHARE						(203,343)		(203,343)

STOCK ISSUED IN DANDYBIZ ROLLUP			21,983	219	60,092			60,311

UNREALIZED GAIN/(LOSS) ON SECURITIES, NET OF TAX							(1,036,926)	(1,036,926)

NET INCOME						647,024		647,024

BALANCE, SEPTEMBER 30, 2001	-	$-	1,449,599	$14,496	$3,337,058	$2,335,971	$(203,538)	$5,483,987

THE FLAMEMASTER CORPORATION

STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$647,024	$1,190,722
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and Amortization	44,649	34,600
(Increase)decrease in Accounts Receivable	(197,677)	(41,690)
(Increase)decrease in Inventories	(62,302)	(52,267)
(Increase)decrease in Settlement Receivable	(40,783)	-
(Increase)decrease in Prepaid Expenses and Other Assets	(932)	3,107
(Increase)decrease in Deferred Income Tax Assets Due To Operations	(160,347)	(12,881)
(Increase)decrease in Other Investments	30,625	(30,625)
Increase(decrease) in Accounts Payable	245,510	(624)
Increase(decrease) in Accrued Expenses	1,306	533
Increase(decrease) in Income Taxes Payable	26,211	30,163
Increase(decrease) in Deferred Income Tax Liabilities Due To Operations	158,551	1,204
Increase(decrease) in Deferred Credits and Income	(8,096)	(8,095)

NET CASH PROVIDED BY OPERATING ACTIVITIES	683,739	1,114,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(72,232)	(67,136)
(Increase)decrease in investment securities, net purchases & sales	(654,708)	(201,255)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(726,940)	(268,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of the Company's Common Stock	(935,874)	(179,614)
Increase in notes payable	848,541	23,541
Issuance of Common Stock	60,313	-
Dividends paid	(203,343)	(203,743)

NET CASH USED IN FINANCING ACTIVITIES	(230,363)	(359,816)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(273,564)	485,940

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,399,141	1,913,201

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,125,577	$2,399,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$26,366	$26,366
Income taxes	$318,300	$728,000

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

Marketable Securities: Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.  Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities.  Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, net of income taxes, until realized.  At September 30, 2001, the Company had no investments that qualified as trading or held to maturity.

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

Stock-Based Compensation: As Described in Note G, the Company has elected to follow the accounting provisions of APB 25, Accounting for Stock Issued to Employees, for stock options and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.

Note B - Concentration of Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash, cash equivalents and trade receivables.

As of September 30, 2001, the Company had approximately $368,000, $152,000, and $139,000, and $102,000 of cash and cash equivalents in four banks which exposes the Company to concentration of credit risk to the extent that each of these amounts exceed $100,000.

Note C - Marketable Securities

Marketable securities classified as current assets at September 30, 2001 include the following:

U.S. Treasury bonds	$638,941	$582,700
Other government obligations	43,971	43,640
Corporate debt securities	18,878	34,825
Mortgage-backed securities	777	1,169
Marketable equity securities	2,103,030	2,526,742
	$2,805,597	$3,189,076

The contractual maturities of debt securities available for sale at September 30, 2001 as follows:

	Fair Value	Cost

Due within one year	$-	$-
Due after one year thru five years	404,146	376,876
Due after five years thru ten years	136,424	112,508
Due after ten years	161,220	171,781
Not due at single maturity date	777	1,169
	$702,567	$662,334

Gross unrealized holding gains and losses at September 30, 2001, were $192,974, $576,453, respectively.  Realized gains and losses from the sale of securities for the year ended September 30, 2001 were $87,261 and $1,231 respectively.  Gross proceeds from the sale of securities for the year ended September 30, 2001 was $395,562.

Note D - Inventories

Inventories consist of the following:

	September 30,
	2001	2000

Raw Materials	$553,297	$469,384
Shipping Materials	74,124	105,767
Finished Goods	360,652	350,620
	$988,073	$925,771

Note E - Agreement with Products Research Corporation

In August 1994, the Company signed a license agreement with PRC-DeSoto Int’l Corp, formerly known as Courtaulds Aerospace, Inc.  Under the license agreement, Flamemaster was granted the right to use technical data obtained from Courtaulds in the production of sealants.  The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products with an annual minimum royalty of $25,000 in 1996 and each year thereafter through 2003.  Royalties paid under this agreement were $33,388 in 2001, and $36,655 in 2000.  The license agreement has been valued at $172,357 and is being amortized over 10 years, the term of the agreement.

Note F - Commitments and Contingencies

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease that expires in September 30, 2006.  The lease requires the Company to pay applicable property taxes, maintenance and insurance.  Rent expense charged to operations were $188,698 in 2001, and $185,328 in 2000

As of September 30, 2001, future minimum payments under this lease are:

2002	$193,752
2003	$200,532
2004	$207,552
2005	$214,812
2006	$222,336
Total	$1,038,984

Note G - Stock Options And Warrants

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

In April 2000, the Company’s Board of Directors approved a stock option plan whereby directors and key personnel were granted options to purchase 35,000 of the Company’s common stock or receive $.10 for each option to which they would otherwise be entitled.  Employees and directors opted to receive 3,650 of the options. These options carry an exercise price of $7.125 per share.  The options vest on December 31, 2000 have a five-year term expiring April 30, 2005.  As of September 30, 2001 no options have been exercised under this plan.

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

Had compensation cost for the Company’s stock option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s proforma net earnings and net earnings per share would have been reflected as follows at September 30,:

2000
Net earnings
As reported	$1,190,722
Pro forma	$1,174,036
Net earnings per share
As reported	$0.74
Pro forma	$0.73

The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Dividend yield 0%, expected volatility of 225%, risk free interest rate of 6% and term of 5 years.

Note H - Litigation

In February 1994 a suit was filed against the Company for an environmental claim related to property leased from 1961 to 1973.  The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean up.  The action was settled during January 1998. The bulk of the settlement was paid for by the insurance carriers of the Company.  The Company was required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998.  In August of 1998, Flamemaster completed its settlement obligation.  The company is currently seeking reimbursement for these amounts with the UST cleanup fund, but cannot predict the outcome.  NO accrual for a possible reimbursement has been recorded at September 30, 2001.

The company is currently involved in no other litigation.

Note I - Income Per Common Share

Basic income per share of common stock is based on the weighted average number of shares outstanding.   Outstanding options were considered in the basic and diluted earnings per share calculations using the treasury stock method.  In 1998, preferred stock was exchanged for convertible notes. A conversion ratio of 2.46:1 was assumed in calculating earnings per share for these notes.

During 2001, the company issued additional convertible notes to reacquire some of the its own common stock.  A conversion ratio of 12.85:1 for these notes was assumed in calculating earnings per share for these notes.

Note J - Income Taxes

In October 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes".  SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.  Previously, the Company used the APB 11 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.  Under SFAS 109 the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements but not the tax return and vice versa.

The components of income tax expense are:

	Year Ended September 30,
	2001	2000
Current:
Federal	$255,636	$590,211
State and foreign	79,780	168,033
	335,416	758,244
Deferred:
Net change in deferred tax asset	3,165	(12,881)
Net change in deferred tax liability	1,109	1,204
	$339,690	$746,567

The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:

	Year Ended September 30,
	2001	2000
Federal statutory rate	34.00%	34.00%
Increases (decrease):
California franchise tax, net of Federal income tax benefit	5.64%	5.64%
Dividends	-2.50%	-4.54%
Other	-2.71%	3.43%
	34.43%	38.53%

Note K - Profit-Sharing Plan

The Company contributes to a profit-sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan.  Contributions are made from net profits as determined by the Board of Directors.  Profit-sharing expense, which equals contributions, was $38,000 in 2001, and $41,557 in 2000.

Note L - Sales Information and Major Customers

Sales of aircraft sealants increased to $3,620,095 from $3,466,322 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) advanced to $560,027 from $350,870 the previous year.  Two customers each accounted for more than 10% of sales.  These two customers accounted for a total of 42.31%.  The U.S. Government accounted for 25.61% of sales, compared to 17.3% in the year ended September 30, 2000.

Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

	Year Ended September 30,
	2001	2000

Export sales	$268,868	$171,435
Royalty income	$0	$813

Note M - Related Parties

Altius Investment Corporation owns approximately 27% of the Company's outstanding common shares. Two of the six members of the board, including the Company's President and Chairman, who also serves as Altius Investment Corporation's Chairman, are members of the Altius Investment Corporation's Board of Directors.

Note N – Long–Term Debt

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

At September 30, 2001 the notes are valued at $9.00 per share or $423,738.

During September 2001, the company purchased and retired 142,436 shares of its common stock for $24,800 cash plus 8,250 $100 convertible notes.  Each note is convertible into 12.85 shares of common stock and pays interest at 5%.  Interest only is payable quarterly on these notes

At September 30, 2000 these notes are valued at $100 each, or a total of $825,000.

These notes issued in fiscal 1998 and 2001, pay annual interest of $26,366 and $41,250, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

THE FLAMEMASTER CORPORATION

Registrant

/s/ Joseph Mazin
Joseph Mazin,
Chairman, President, Chief Executive Officer,
Chief Financial Officer and Director

Date: December 13, 2001

/s/ Leon Gutowicz
Leon Gutowicz,
Director

Date:	December 13, 2001

/s/ Donna Mazin
Donna Mazin,
Director

Date:	December 13, 2001

/s/ Mary Kay Eason
Mary Kay Eason,
Controller & Assistant Secretary

Date:	December 13, 2001