Form 10QSB
period 2001-12-31
FLAMEMASTER CORP
filed 2002-02-14
CIK 37358

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: DECEMBER 31, 2001

 COMMISSION FILE NO:  0-2172

THE FLAMEMASTER CORPORATION

(Exact name of Registrant as specified in its Charter)

NEVADA	95-2018730
(State or other jurisdiction of incorporation	(IRS Employer identification
or organization)	Number)

11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352

(Address of Principal Executive Office)

Registrant’s telephone number including area code:    (818) 982-1650

Registrant’s facsimile number including area code:     (818) 765-5603

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒     NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

December 31, 2001	1,448,026

Item 1 Financial Information

Item 1 Financial Statement

THE FLAMEMASTER CORPORATION

CONDENSED BALANCE SHEET

December 31,
2001
(Unaudited)
A S S E T S :
Current Assets:
Cash and cash equivalents	$2,060,457
Marketable securities	3,840,725
Accounts receivable, less allowance of $5,000	623,638
Notes Receivable	26,259
Inventories	1,270,159
Prepaid expenses	23,093
Deferred income taxes	12,119
Other investments	46,287

Total current assets:	7,902,737

Machinery & improvements, net of accumulated depreciation	116,346
License agreement, net of accumulated amortization	50,037

TOTAL ASSETS	$8,069,120

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$300,754
Accrued liabilities	10,008
Income tax payable	61,841
Deferred tax liability	291,928
Deferred credits	4,048

Total current liabilities:	668,579

Long-term liabilities:
Notes payable	1,260,508
Total Liabilities:	1,929,087

SHAREHOLDERS’ EQUITY:

Common Stock, par value, $.01 per share, authorized 6,000,000 shares; issued and outstanding 1,448,026 shares at 12/31/01.	14,492
Additional paid-in Capital	3,336,137
Retained earning	2,407,324
Allowance for marketable securities	382,080

TOTAL STOCKHOLDERS’ EQUITY	$6,140,033

TOTAL LIABILITY AND EQUITY	$8,069,120

See notes to condensed financial statements.

THE FLAMEMASTER CORPORATION

CONDENSED  STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31,

____________________________________

	2001	2000

Net sales	$1,162,823	$862,946
Royalties	6,049	—
Interest and Other Income	90,961	88,697

Total Revenues	1,259,833	951,643

Costs and expenses:
Cost of sales	678,106	445,093
Selling	88,602	84,855
General and administrative	159,718	152,596
Laboratory costs	86,778	67,090
Other expenses	30,780	20,964

Total costs and expenses:	1,043,984	770,598

Income before income taxes	215,849	181,045

Income taxes	90,410	71,191

Net income	125,439	109,854

Other comprehensive income
Net of income tax
Unrealized Holding Gains (Losses)	585,617	(759,148)

Comprehensive Income	$711,056	$(649,294)

Net income per share, basic	$ . 09	$.07

Net income per share, diluted	****	****

Weighted average shares outstanding:
Basic	1,448,226	1,594,291

Diluted	1,487,229	1,710,678

**** Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

THE FLAMEMASTER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31,

________________________________

2001

Net cash provided (used) by operating activities:	$(2,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements	(8,962)
Net purchases and sales of investment securities	(10,606)

NET CASH USED IN INVESTING ACTIVITIES:	(19,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	11,770
Purchase of Company’s Common Stock	(8,663)
Dividends paid	(46,348)

NET CASH USED IN FINANCING ACTIVITIES	(43,241)

NET INCREASE, (DECREASE), IN CASH	(65,120)

Cash, beginning of period	2,125,577

Cash, end of period	$2,060,457

Cash paid during period for income taxes	$50,000

Cash paid during period for interest expense	$9,929

See notes to Condensed Financial Statements.

THE FLAMEMASTER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2001

Note 1:         Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with Securities and Exchange Commission and its reports to stockholders. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking, including, without limitations, statements regarding the Company’s future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of product offerings.  Actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Note 2:         Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2001 are not indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2001.

THE FLAMEMASTER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2001

Note 3:         Summary of Significant Accounting Policies:

Investment in Debt and Equity Securities:

The Company adopted Statement of Financial Accounting Standards No: 115 (“SFAS No: 115”), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders’ equity net of income taxes, until realized. At December 30, 2001 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity.  Such amortization and interest are included in interest income.  Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

Reclassification of Financial Statements:

Beginning in the first quarter of fiscal 2000, various items of portfolio income, which were previously classified as “other (income), expenses, net” are classified as “interest and other income” in the condensed Statements of Income.  Amounts reported for the prior quarters have been reclassified to conform to the quarter 2000 presentation.

THE FLAMEMASTER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2001

Note 4:           Inventories are summarized as follows:

December 31,
2001
Raw materials	$765,431
Shipping materials	140,716
Finished goods	364,012

1,270,159

Note 5:           During the three months ended December 31, 2001, the Company purchased

1,570 shares of its outstanding common stock at a cost of $8,663.

Note 6:           MARKETABLE SECURITIES:

Marketable securities classified as current assets at December 31, 2001 include the following:

	Fair Value	Cost
U.S. Treasury obligations	635,375	592,108
Other Government Bonds	17,923	16,947
Corporate debt securities	9,610	27,770
Mortgage backed securities	91,727	95,665
Marketable equity securities	3,086,090	2,467,193
	3,840,725	3,199,683

The contractual maturities of debtsecurities available for sale at December 31, 2001 is as follows:
	Fair Value	Cost
Due within one year	5,683	375
Due after one year thru 5 years	428,171	427,159
Due after 5 years thru 10 years	134,652	114,651
Due after 10 years	94,402	94,640
Not due at single maturity date	91,727	95,665
	754,635	732,490

Gross unrealized holding gains and losses at December 31, 2001 were $1,061,098 and $464,299, respectively.  Realized gains and losses from the sale of securities for the three months ended December 31, 2001 were $46,883 and $4,354 respectively.

THE FLAMEMASTER CORPORATION

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations:

December 31, 2001 compared to September 30, 2001 and

December 31, 2001 compared to December 31, 2000.

FINANCIAL CONDITION AND LIQUIDITY:

The Company’s financial condition is strong with current assets of $7,902,737 compared to current liabilities of $668,579 at December 31, 2001 for a current ratio of more than 11.8 to 1.  Working capital expanded to $7,234,158 on December 31, 2001 compared to $6,563,805 at September 30, 2001.  Cash and cash equivalents and marketable securities rose to $5,901,182 on December 31, 2001 from $4,931,174 at fiscal year end September 30, 2001.  Accounts receivable increased moderately to $623,638 from $512,751 in the prior year’s quarter ended December 31, 2000.  Inventories increased significantly to $1,270,159 on December 31, 2001 from 958,695 in the year earlier period, due to an expanded product line and a deliberate build up of raw materials.

Revenues for the December 31, 2001 quarter rose by more than 32% to $1,259,833 from $951,643 in the year earlier quarter.  Sales of aircraft sealants gained due to the requirements of the U.S. Military and defense contractors.  The Company added a split shift to its production line to meet the rise in demand.

Management believes that future working capital requirements will be provided primarily from operations and that the Company’s liquidity and working capital requirements are adequate for the next 12 months of operation.  Management believes that the Company’s creditworthiness is substantial relative to its size.

The Company’s Board of Directors declared a $.032 dividend on the Company’s common stock during the quarter, which was paid in January 2002.

RESULTS OF OPERATIONS:

For the three months ended December 31, 2001, net income gained 14.2% to $125,439 from $109,854 or $.09 per share vs. $.07 per share in the year earlier period.  The increase in earnings was due to the higher level of sales.  Investment gains were moderately higher.  The company continued to experience rising raw material costs.

Laboratory costs, including research and development for the quarter increased to $86,778 from $67,090 in the year earlier quarter due to the hiring of additional personnel and a greater effort on developing more high end products.  General and Administrative expenses increased moderately to $159,718 from $152,596 in the prior year, while selling expense also rose modestly to $88,602 from $84,855 due to increased salaries.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE FLAMEMASTER CORPORATION
(Registrant)

DATE:	JOSEPH MAZIN
February 12, 2002
(Signature)
Joseph Mazin, President and Chairman
and Chief Executive Officer

DATE:	MARY KAY EASON
February12, 2002
(Signature)
Mary Kay Eason, Treasurer and Secretary

DATE:	DONNA MAZIN
February 12, 2002
(Signature)
Donna Mazin, Director