Form 10QSB
period 2002-03-31
FLAMEMASTER CORP
filed 2002-05-13
CIK 37358

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:	MARCH 31, 2002	COMMISSION FILE NO:	0-2172

THE FLAMEMASTER CORPORATION

(Exact name of Registrant as specified in its Charter)

NEVADA	95-2018730

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352

(Address of Principal Executive Office)

Registrant's telephone number including area code:	(818) 982-1650

Registrant's facsimile number including area code:	(818) 765-5603

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 31, 2002	1,444,239

Item 1 Financial Information
Item 1 Financial Statement

THE FLAMEMASTER CORPORATION
CONDENSED BALANCE SHEET

March 31 2002 (Unaudited)

A S S E T S :
Current Assets:
Cash and cash equivalents	$1,643,718
Marketable securities	3,109,969
Accounts receivable, less allowance of $5,000	727,789
Notes Receivable	10,412
Inventories	1,254,372
Prepaid expenses	28,788
Deferred income taxes	219,017
Other investments	46,287

Total current assets:	7,040,352

Machinery & improvements, net of accumulated depreciation	113,994
License agreement, net of accumulated amortization	45,867

TOTAL ASSETS	$7,200,213

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$231,794
Accrued liabilities	12,258
Income tax payable	10,341
Deferred credits	2,024

Total current liabilities:	256,417

Long-term liabilities:
Notes payable	1,260,508

Total Liabilities:	1,516,925

SHAREHOLDERS' EQUITY:
Common Stock, par value, $.01 per share, authorized 6,000,000 shares; issued and outstanding 1,444,239 shares at 03/31/02	14,442
Additional paid-in Capital	3,324,726
Retained earning	2,601,647
Allowance for marketable securities	(257,527)

TOTAL STOCKHOLDERS’ EQUITY	$5,683,288

TOTAL LIABILITY AND EQUITY	$7,200,213

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

	2002	2001

Net sales	$1,219,531	$1,102,830
Royalties	380	—
Interest and Other Income	75,476	103,240

Total Revenues	1,295,387	1,206,070

Costs and expenses:
Cost of sales	638,653	578,524
Selling	89,729	84,914
General and administrative	151,403	152,052
Laboratory costs	93,484	74,272
Other expenses	26,865	21,744

Total costs and expenses:	1,000,134	911,506

Income before income taxes	295,253	294,564

Income taxes	89,581	77,481

Net income	205,672	217,083

Other comprehensive income
Net of income tax
Unrealized Holding Gains (Losses)	(639,606)	(277,362)

Comprehensive Income	$(433,934)	$(60,279)

Net income per share, basic	$.14	$.14

Net income per share, diluted	****	****

Weighted average shares outstanding:
Basic	1,448,557	1,581,513

Diluted	1,492,097	1,697,000

****   Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31,

	2002	2001

Net Sales	$2,382,354	$1,965,776
Royalties	6,429	—
Interest and Other Income	166,437	191,937

Total Revenues	2,555,220	2,157,713

Costs and expenses:
Cost of Sales	1,316,759	1,023,618
Selling	178,331	169,769
General and administrative	311,121	304,647
Laboratory	180,262	141,362
Other (income)/ Expenses, Net	57,645	42,709

Total Costs and Expenses	2,044,118	1,682,105

Income before income taxes	511,102	475,608

Income taxes	179,991	148,671

Net income	331,111	326,937

Other comprehensive income
Net of income taxes
Increase (decrease) in unrealized holding gains	53,989	(1,036,510)

Comprehensive Income	$385,100	$(709,573)

Net income per share, basic	$.23	$.21

Net income per share, diluted	***	***

Weighted average shares outstanding:
Basic	1,447,463	1,586,903

Diluted	1,489,303	1,672,865

See notes to condensed financial statements

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX  MONTHS ENDED MARCH 31,

2002

Net cash provided (used) by operating activities:	$(64,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements	(16,478)
Net purchases and sales of investment securities	(327,554)

NET CASH USED IN INVESTING ACTIVITIES:	(344,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	11,770
Purchase of Company’s Common Stock	(31,472)
Dividends paid	(54,086)

NET CASH USED IN FINANCING ACTIVITIES	(73,788)

NET INCREASE, (DECREASE), IN CASH	(481,859)

Cash, beginning of period	2,125,577

Cash, end of period	$1,643,718

Cash paid during period for income taxes	$210,500

Cash paid during period for interest expense	$26,733

See notes to Condensed Financial Statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

Note 1:	Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward–looking statements, including statements contained in the Company’s filings with Securities and Exchange Commission and its reports to stockholders. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward–looking, including, without limitations, statements regarding the Company’s future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of product offerings. Actual results may differ materially from those described in the forward–looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward–looking statements that may be made from time to time by or on behalf of the Company.

Note 2:	Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–QSB and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2002 are not indicative of the results that may be expected for the year ending September 30, 2002.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10–K for the year ended September 30, 2001.,

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

Note 3:	Summary of Significant Accounting Policies:

Investment in Debt and Equity Securities:
The Company adopted Statement of Financial Accounting Standards No: 115 (“SFAS No: 115”), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders’ equity net of income taxes, until realized. At March 31, 2002 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero–coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

Reclassification of Financial Statements:
Beginning in the first quarter of fiscal 2000, various items of portfolio income, which were previously classified as “other (income), expenses, net” are classified as “interest and other income” in the condensed Statements of Income. Amounts reported for the prior quarters have been reclassified to conform to the quarter 2000 presentation.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

Note 4:	Inventories are summarized as follows:
March 31, 2002

Raw materials	$685,255
Shipping materials	111,700
Finished goods	457,417

$1,254,372

Note 5:	During the three months ended March 31, 2002, the Company purchased 3,787 shares of its outstanding common stock at a cost of $22,809.

Note 6:	MARKETABLE SECURITIES: Marketable securities classified as current assets at March 31, 2002 include the following:

	Fair Value	Cost

U.S. Treasury obligations	$655,764	$616,003
Other Government Bonds	18,500	18,661
Corporate debt securities	9,204	27,770
Mortgage backed securities	372,507	388,842
Marketable equity securities	2,053,994	2,536,626

	$3,109,969	$3,587,902

The contractual maturities of debt securities available for sale at March 31, 2002 is as follows:

	Fair Value	Cost

Due within one year	$729,012	$127,265
Due after one year thru 5 years	277,507	261,586
Due after 5 years thru 10 years	132,743	116,836
Due after 10 years	144,206	156,747
Not due at single maturity date	372,507	388,842

	$1,055,975	$1,051,276

Gross unrealized holding gains and losses at March 31, 2002 were $298,691 and $776,624, respectively.  Realized gains and losses from the sale of securities for the six months ended March 31, 2002 were $75,626 and $4,354 respectively.

THE FLAMEMASTER CORPORATION

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations:

March 31, 2002 compared to September 30, 2001 and
March 31, 2002 compared to March 31, 2001.

FINANCIAL CONDITION AND LIQUIDITY:

The Company’s financial condition is strong with current assets of $7,040,352 compared to current liabilities of $256,417 at March  31, 2002, for a current ratio of more than 27.4 to 1. Working capital increased to $6,783,935 on March 31, 2002, compared to $6,563,805 at September 30, 2001. Cash and cash equivalents, and marketable securities stood at $4,753,687. Accounts receivable expanded to $727,789 from $640,258 in the prior year’s quarter ended March  31, 2001 due to increase in volume of business. Inventories grew to 1,254,372 on March 31, 2002 from $836,415 at prior year quarter end and $988,073 at September  30, 2001. Revenues for the March  31, 2001 quarter were $1,295,387 compared to $1,206,070 in the prior year.

Management believes that future working capital requirements will be provided primarily from operations and that the Company’s liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company’s creditworthiness is substantial relative to its size.

The Company paid a $.032 dividend on its common stock in April 2002.

RESULTS OF OPERATIONS:

For the three month ended March  31, 2002, net income was $205,672 compared to $217,083 or $.14 per share for both periods. The Company continues to expand its customer base. Laboratory costs including research and development for this quarter increased to $93,484 from $74,272 due to greater research and development efforts. General and administrative expenses remained steady at $151,403 from 152,052 in the prior years quarter.

For six months ended March  31, 2002, revenues increased to $2,555,220 from $2,157,713 an 18.42% gain over the previous six month period and net earnings grew to $.23 per share vs. $21 per share.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE FLAMEMASTER CORPORATION

(Registrant)

DATE:	JOSEPH MAZIN
May 10, 2002
(Signature)
Joseph Mazin, President and Chairman
and Chief Executive Officer

DATE:	MARY KAY EASON
May 10, 2002
(Signature)
Mary Kay Eason, Assistant Treasurer and
Assistant Secretary

DATE:	DONNA MAZIN
May 10, 2002
(Signature)
Donna Mazin, Director