Form 10QSB
period 2002-06-30
FLAMEMASTER CORP
filed 2002-08-05
CIK 37358

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:	JUNE 30, 2002	COMMISSION FILE NO:	0-2172

THE FLAMEMASTER CORPORATION

(Exact name of Registrant as specified in its Charter)

NEVADA	95-2018730

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352

(Address of Principal Executive Office)

Registrant's telephone number including area code:	(818) 982-1650

Registrant's facsimile number including area code:	(818) 765-5603

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 30, 2002	1,413,013

Item 1 Financial Information
Item 1 Financial Statement

THE FLAMEMASTER CORPORATION
CONDENSED BALANCE SHEET

June 30 2002 (Unaudited)

A S S E T S :
Current Assets:
Cash and cash equivalents	$1,636,148
Marketable securities	3,671,934
Accounts receivable, less allowance of $5,000	616,178
Notes Receivable	587
Inventories	1,133,333
Prepaid expenses	39,578
Deferred income taxes	28,380
Other investments	46,287

Total current assets:	7,172,425

Machinery & improvements, net of accumulated depreciation	150,002
License agreement, net of accumulated amortization	41,697

TOTAL ASSETS	$7,364,124

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$138,297
Accrued liabilities	10,111
Income tax payable	70,350

Total current liabilities:	218,758

Long-term liabilities:
Notes payable	1,710,800

Total Liabilities:	1,929,558

SHAREHOLDERS’ EQUITY:
Common Stock, par value, $.01 per share, authorized 6,000,000 shares; issued and outstanding 1,413,013 shares at 06/30/02	14,127
Additional paid-in Capital	3,327,202
Retained earning	2,259,893
Allowance for marketable securities	(166,656)

TOTAL STOCKHOLDERS’ EQUITY	$5,434,566

TOTAL LIABILITY AND EQUITY	$7,364,124

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30,

	2002	2001

Net sales	$1,329,107	$1,005,399
Royalties	435	—
Interest and Other Income	55,846	88,663

Total Revenues	1,385,388	1,094,062

Costs and expenses:
Cost of sales	630,169	525,288
Selling	95,785	83,736
General and administrative	170,403	146,278
Laboratory costs	99,331	77,233
Other expenses	28,475	29,014

Total costs and expenses:	1,024,163	861,549

Income before income taxes	361,225	232,513

Income taxes	178,523	80,238

Net income	182,702	152,275

Other comprehensive income
Net of income tax
Unrealized Holding Gains (Losses)	(17,107)	145,021

Comprehensive Income	$165,595	$297,296

Net income per share, basic	$.13	$.10

Net income per share, diluted	****	****

Weighted average shares outstanding:
Basic	1,434,123	1,580,833

Diluted	1,477,663	1,616,966

****   Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30,

	2002	2001

Net Sales	$3,711,461	$2,971,175
Royalties	6,865	—
Interest and Other Income	222,283	280,600

Total Revenues	3,940,609	3,251,775

Costs and expenses:
Cost of Sales	1,946,928	1,548,905
Selling	274,115	253,505
General and administrative	481,524	450,925
Laboratory	279,593	218,596
Other (income)/ Expenses, Net	86,120	71,722

Total Costs and Expenses	3,068,280	2,543,653

Income before income taxes	872,329	708,122

Income taxes	358,514	228,909

Net income	513,815	479,213

Other comprehensive income
Net of income taxes
Unrealized holding gains (losses)	36,882	(891,489)

Comprehensive Income	$550,697	$(412,276)

Net income per share, basic	$.36	$.30

Net income per share, diluted	***	***

Weighted average shares outstanding:
Basic	1,443,005	1,584,868

Diluted	1,484,845	1,623,789

See notes to condensed financial statements

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE  MONTHS ENDED JUNE 30,

2002

Net cash provided (used) by operating activities:	$577,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements	(50,483)
Net purchases and sales of investment securities	(866,337)

NET CASH USED IN INVESTING ACTIVITIES:	(916,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	450,291
Purchase of Company’s Common Stock	(507,500)
Dividends paid	(92,618)

NET CASH USED IN FINANCING ACTIVITIES	(149,827)

NET INCREASE, (DECREASE), IN CASH	(489,429)

Cash, beginning of period	2,125,577

Cash, end of period	$1,636,148

Cash paid during period for income taxes	$304,500

Cash paid during period for interest expense	$43,837

See notes to Condensed Financial Statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–QSB and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2002 are not indicative of the results that may be expected for the year ending September 30, 2002.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10–K for the year ended September 30, 2001.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

Note 3:	Summary of Significant Accounting Policies:

Investment in Debt and Equity Securities:
The Company adopted Statement of Financial Accounting Standards No: 115 (“SFAS No: 115”), Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At June 30, 2002 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero–coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

Reclassification of Financial Statements:
Beginning in the first quarter of fiscal 2000, various items of portfolio income, which were previously classified as “other (income), expenses, net” are classified as “interest and other income” in the condensed Statements of Income. Amounts reported for the prior quarters have been reclassified to conform to the quarter 2000 presentation.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

Note 4:	Inventories are summarized as follows:
June 30, 2002

Raw materials	$561,127
Shipping materials	164,682
Finished goods	407,524

$1,133,333

Note 5:	During the three months ended June 30, 2002, the Company purchased 31,225 shares of its outstanding common stock at a cost of $191,169.11.

Note 6:	MARKETABLE SECURITIES: Marketable securities classified as current assets at June 30, 2002 include the following:

	Fair Value	Cost

U.S. Treasury obligations	$682,846	$636,085
Other Government Bonds	37,671	36,250
Corporate debt securities	8,165	27,770
Mortgage backed securities	405,982	408,468
Marketable equity securities	2,537,270	2,784,942

	$3,671,934	$3,893,515

The contractual maturities of debt securities available for sale at June 30, 2002 is as follows:

	Fair Value	Cost

Due within one year	$129,686	$129,245
Due after one year thru 5 years	311,054	312,845
Due after 5 years thru 10 years	141,131	119,062
Due after 10 years	146,811	138,953
Not due at single maturity date	405,982	408,468

	$1,134,664	$1,108,573

Gross unrealized holding gains and losses at June 30, 2002 were $449,285 and $670,867, respectively.  Realized gains and losses from the sale of securities for the nine months ended June 30, 2002 were $79,760 and $4,394 respectively.

THE FLAMEMASTER CORPORATION

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations:

June 30, 2002 compared to September 30, 2001 and
June 30, 2002 compared to June 30, 2001.

FINANCIAL CONDITION AND LIQUIDITY:

The Company’s financial condition is strong with current assets of $7,172,425 compared to current liabilities of $218,758 at June 30, 2002, for a current ratio of more than 32.75 to 1. Working capital increased to $6,953,667 on June 30, 2002, compared to $6,563,805 at September 30, 2001. Cash, cash equivalents, and marketable securities stood at $5,308,082. Accounts receivable expanded to $616,178 from $561,663 in the prior year’s quarter ended June 30, 2001, due to the increase level of business the Company is experiencing. Inventories grew to $1,133,333 on June 30, 2002 from $988,073 at September 30, 2001 also due to the increased volume of business. Revenues for the June 30, 2002 quarter increased to $1,385,388 compared to $1,094,062 in the year earlier quarter. Sales from operations expanded to $1,329,107 for the June 30, 2002 quarter, compared to $1,005,399 in the year earlier period.

Management believes that future working capital requirements will be provided primarily from operations and that the Company’s liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company’s creditworthiness is substantial relative to its size.

The Company paid a $.032 cash dividend on its company stock in April 2002 and in July 2002.

RESULTS OF OPERATIONS:

For the three months ended June 30, 2002, income before income taxes expanded to $361,225 compared to $232,513 in the prior year. Net income after taxes rose to $182,702 or $.13 per share compared to $152,275 or $.10 per share for the June 30, 2001 quarter. Laboratory costs including research and development for the quarter increased to $99,331 from $77,233 in the year ago period. The Company has expanded its development efforts for more high end products in its core aircraft sealants market. General and Administration expenses increased to $170,403 in the quarter from $146,278 in the prior year due to wage increases and additional expenses.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE FLAMEMASTER CORPORATION

(Registrant)

DATE:	JOSEPH MAZIN
August 2, 2002
(Signature)
Joseph Mazin, President and Chairman
and Chief Executive Officer

DATE:	MARY KAY EASON
August 2, 2002
(Signature)
Mary Kay Eason, Treasurer and Secretary

DATE:	DONNA MAZIN
August 2, 2002
(Signature)
Donna Mazin, Director