Form 10KSB
period 2002-09-30
FLAMEMASTER CORP
filed 2002-12-16
CIK 37358

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K SB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002 Commission File No: 0-2712

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

COMMON STOCK – $.01 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.  ☐

The aggregate market value of common stock held by non-affiliates at December 6, 2002 was $5,438,024.

As of September 30, 2002, there were 1,407,710 shares of common stock, $.01 par value, outstanding.

Part III is incorporated by reference from the proxy statement for the next annual meeting of the shareholders.

THE FLAMEMASTER CORPORATION

PART I

ITEM 1.  BUSINESS

The Flamemaster Corporation (Registrant or the Company) develops, manufactures, and sells coatings and sealants. In addition, Registrant receives royalties from other manufacturers who produce certain of the Registrant’s products under license. Registrant was incorporated under the laws of Nevada on September 14, 1942.

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

Royalties:

In 2002, less than 1% of the Registrant’s revenues were derived from royalties. Some protection exists for the Company’s products through patents. However, not a major portion of business is subject to licenses.

Hitachi Cable Ltd. produces the Registrant’s flame retardant coating in Japan under a nonexclusive license agreement. Royalties paid are 3% and 6% of net sales and are reported and paid annually.

This agreement expired in November of 1999 and was retroactively renewed in 2001. As a result, no royalties were paid in 2001. Retroactive royalty payments for the period October 1999 through September 2001 were $6,049 paid in February 2002. Royalty payments for fiscal 2002 were $1,366.

THE FLAMEMASTER CORPORATION

PART I

Royalties (Continued):

Flamemaster pays royalties to PRC-DeSoto Int’l Corp. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant. The minimum required royalty payment is $25,000 per year from 1996 through 2003. Royalties paid to PRC-DeSoto were $35,249 for the fiscal year ended 2002.

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

In the past, registrant’s principal sealants utilized a liquid polymer produced by one manufacturer (Rohm & Haas) in the United States. Rohm & Haas has shut down the manufacturing of the product in December 2001. The registrant has secured, and is currently purchasing and producing from two alternative sources of liquid polymer from outside the United States. One source is located in Europe and the other source is in Asia. The company has increased its inventory level of this product in order to meet customer requirements.

Principal Products:

The principal product classes produced by the Registrant consist of sealants and coatings. Sales of sealants were $4,410,777 and $3,618,182, for the fiscal years ended September 30, 2002 and 2001, respectively. Sales of coatings were $285,966 and $560,027, for the fiscal years ended September 30, 2002 and 2001, respectively.

THE FLAMEMASTER CORPORATION

PART I

Patents and Trademarks:

The Company has protected trademarks in 12 Far East countries and previously owned patents in these countries as well as many other countries for its flame-retardant coatings. Registrant believes that its trademarks, experience and creative skill of its employees will give continued success rather than ownership of patents.

Seasonability:

Registrant’s business is not seasonal but does fluctuate in response to such factors beyond its control as strikes and other economic conditions adversely affecting its customers.

Working Capital Items:

Registrant does not normally carry excessive inventories to meet the requirements of its customers, since Registrant is generally able to fill customers’ orders within 75 days.

The Company has approximately $6,584,369 of working capital, including approximately $4,717,915 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 2003 fiscal year.

Principal Customers:

During the fiscal year ended September 30, 2002, an agency (General Services Administration) of the United States Government accounted for $1,275,297 (27.01%) of sales as compared to $1,070,500 (25.61%) in 2001. There were two other major customers in 2002 totaling $1,504,148 in sales (18.21% and 13.65%). No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Backlogs:

Backlog of orders at September 30, 2002 was $672,369 as compared to $952,135 in 2001. This was the result of orders received during August and September.

Renegotiations:

Registrant’s business is not subject to possible renegotiations of profits. Sales are made on a fixed-price basis, including sales to the U.S. Government. Substantially all contract sales are made to the U.S. Government and none are based on the cost-plus method of pricing.

Competition:

Registrant is a producer of flame retardant coatings for the protection of grouped electrical cables sold to the electric utilities, pulp and paper, and nuclear industries, plus a fire-stop system utilized to mitigate the potential damage by fire to commercial and industrial structures. These products are either patented or listed approved. The product group is niche targeted and some level of competition does exist, however, the products have been on the market for some years and are well known. Some of the Company’s competitors are larger than Registrant and have far greater financial and manpower resources.

THE FLAMEMASTER CORPORATION

PART I

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

Research and Development:

Net laboratory costs at September 30, 2002 were $374,718. For fiscal year ended September 30, 2001, laboratory costs were $292,709. Flamemaster received no revenues to offset laboratory costs in 2002 or 2001.

Research and development costs are included in laboratory costs in the financial statements as the amounts are not material. The research and development is in connection with new products and improvements to existing products. All of Registrant’s research and development activities are Company-sponsored.

Compliance with Anti-Pollution Laws:

Periodic inspections by Federal, State and local agencies concerned with the protection of the environment indicate that Registrant is in full compliance with anti-pollution laws and standards. Registrant has no plans to change its manufacturing processes in a manner likely to result in material expenditures for additional environmental control facilities.

Employees:

As of September 30, 2002 Registrant employed 32 persons as compared to 24 persons in the prior year.

Export Sales:

Export sales totaled $280,050 and $268,868 in 2002 and 2001, respectively.

THE FLAMEMASTER CORPORATION

PART I

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

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. This claim is currently pending with the UST Clean Up Fund and will be under consideration for two or three years. No reimbursement of settlement monies has been accrued as of September 30, 2002.

There are currently no other legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

THE FLAMEMASTER CORPORATION

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Registrant’s common stock is traded over-the-counter on the National Market System with the NASDAQ symbol “FAME”. The over-the-counter market quotations reflect inter dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following stock prices represent the daily prices of the stock for fiscal 2002 and 2001.

	Low Bid	High Bid

October-December 2001	$5.17	$7.29
January-March 2002	$5.83	$7.09
April-June 2002	$5.80	$6.85
July-September 2002	$6.13	$7.09

October-December 2000	$5.00	$6.67
January-March 2001	$4.56	$5.66
April-June 2001	$5.00	$5.35
July-September 2001	$5.02	$5.30

The stock price as of December 6, 2002 was $6.35 bid and $6.50 asked.

As of December 6, 2002, there were approximately 950 beneficial holders of Registrant’s common stock.

The common stock dividend was increased on January 6, 2000 from $.03 to $.032 per quarter. Dividend payouts remained constant for fiscal 2002. Dividends are expected to remain constant in the near future.

THE FLAMEMASTER CORPORATION

PART II

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 2002:

Financial Condition and Liquidity:

The Company’s financial condition is strong. Current assets were $6,829,499 compared to current liabilities of $245,130 at September 30, 2002 for a current ratio of 27.9 to 1. Working capital increased by $20,564 to $6,584,369 compared to $6,563,805 at September 30, 2001.

Cash and cash equivalents, and marketable securities decreased by $213,259 to $4,717,915, while, accounts receivable decreased to $533,691 at September 30, 2002 from $736,143 in the previous year.

The Company believes that liquidity and working capital are adequate to fund the Company’s operations and capital requirements for the 2003 fiscal year.

Sales of aircraft sealants increased to $4,410,777 from $3,620,095 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) decreased to $285,966 from $560,027 the previous year.

During the fiscal year ended September 30, 2002, an agency (General Services Administration) of the United States Government accounted for $1,275,297 (27.01%) of sales as compared to $1,070,500 (25.61%) in 2001. There were two other major customers in 2002 totaling $1,504,148 in sales (18.21% and 13.65%). No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

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

Flamemaster’s main competitor is a multi billion dollar, multi national corporation.

Backlog of orders at September 30, 2002 was $672,369 down from $952,135 in the previous year. This reflects the stability of the Company’s operations.

Future income from capital gains on investments cannot be predicted and should not be expected to remain at 2002 levels.

THE FLAMEMASTER CORPORATION

PART II

The common stock dividend remained constant throughout the year at $.032. Dividends are expected to remain constant in the near future.

Fiscal 2002 vs. 2001:

Sales of products for the fiscal year ended September 30, 2002 were $4,721,131 an increase of $541,009 or 12.9% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased to 6.06% of sales or $285,966 from 13.4% of sales or $560,027. Sales of aircraft sealants increased as a result of strong demand for aerospace products. Sales of Chem Seal (sealant) products increased to $4,410,777 from $3,618,182 in the prior year, mostly as a result of increased U.S. Military activities in the World.

During the fiscal year ended September 30, 2002, an agency (General Services Administration) of the United States Government accounted for $1,275,297 (27.01%) of sales as compared to $1,070,500 (25.61%) in 2001. There were two other major customers in 2002 totaling $1,504,148 in sales (18.21% and 13.65%). No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Net investment income declined substantially. The decline was due to the turbulence in the equity markets and lower interest rates.

Retroactive royalty payments for the period October 1999 through September 2001 were $6,049 paid in February 2002. Royalty payments for fiscal 2002 were $1,366.

Costs of products sold in fiscal 2002 were $2,533,676 compared to $2,197,511 in the previous year. These amounts represent 53.7% and 52.6% of the sales in 2002 and 2001, respectively. Increase in cost of products as a percent of sales is due to the decreased sales of higher profit margin items of desired aircraft sealant products.

Selling, general and administrative expenses increased to $985,712 from $927,607 while gross laboratory costs increased to $374,718 from $292,709.

The increase in selling, general and administrative expenses was due to increases in personnel expenses, travel and advertising and the increase in laboratory costs was due to greater research and development.

The license agreement with PRC-DeSoto grants Flamemaster the right to use technical data obtained from PRC-DeSoto in the productions of sealants. The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal 2002, this royalty amounted to $35,249.

Impact of Inflation and Changing Prices:

Raw material costs and wages increased moderately in 2002, as average selling prices also were increased moderately. No significant increases in raw material prices are expected in fiscal 2002.

THE FLAMEMASTER CORPORATION

PART II

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is set forth in the text on pages 14 through 28.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

THE FLAMEMASTER CORPORATION

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company’s definitive proxy statement for the next annual meeting of shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company’s definitive proxy statement for the next annual meeting of shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company’s definitive proxy statement for the next annual meeting of shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 27% of the Company’s outstanding common shares. Two of the five members of the board are on the Altius Investment Corporation’s Board of Directors. The Company’s President and Chairman is Chairman of the Altius Investment Corporation as well.

THE FLAMEMASTER CORPORATION

PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      1.       Financial Statements

        The following financial statements are included in Part II, Item 8:

  Report of Independent Auditors — Beckman Kirkland & Whitney on 2002 and 2001 financial statements.

  Balance Sheet as of September 30, 2002.

  Statements of Income for the years ended September 30, 2002 and 2001.

  Statements of Comprehensive Income for the years ended September 30, 2002 and 2001.

  Statements of Shareholders’ Equity for the years ended September 30, 2002 and 2001.

  Statements of Cash Flows for the years ended September 30, 2002 and 2001.

  Notes to Financial Statements.

      2.       Financial Statement Schedules

  Schedule II — Valuation and Qualifying Accounts.

      3.       Exhibits

  Exhibit I — Statement regarding computation of per share earnings.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto. Separate financial statements of the Registrant have been omitted because the Registrant meets the requirements that permit omission.

THE FLAMEMASTER CORPORATION

INDEPENDENT AUDITORS’ REPORT

November 26, 2002

Board of Directors and Shareholders
The Flamemaster Corporation
Los Angeles, California

We have audited the accompanying balance sheet of The Flamemaster Corporation as of September 30, 2002, and the statements of income, shareholders’ equity, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of The Flamemaster Corporation at September 30, 2002 and the results of their operations and their cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

Beckman Kirkland & WhitneyAgoura
Hills, California

THE FLAMEMASTER CORPORATION

BALANCE SHEET

September 30,
2002

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,942,284
Marketable Securities (Note C)	2,775,631
Accounts Receivable, less Allowance
For Doubtful Accounts of $5,000 in 2002 and 2001	533,691
Inventories (Note D)	1,080,285
Prepaid Expenses and Other Assets	30,236
Income Taxes Receivable	56,796
Deferred Income Taxes (Note J)	364,289
Other Investments	46,287

TOTAL CURRENT ASSETS	6,829,499

EQUIPMENT AND IMPROVEMENTS, at cost
Machinery and Equipment	748,346
Furniture and Fixtures	132,288
Laboratory Equipment	71,846
Leasehold Improvements	127,739
Transportation Equipment	20,036

1,100,255
Less Accumulated Depreciation	(905,305)

194,950

PRC LICENSE AGREEMENTS, net of
Accumulated Amortization of
$134,830 in 2002 and $118,150 in 2001 (Note E)	37,527

TOTAL ASSETS	$7,061,976

THE FLAMEMASTER CORPORATION

BALANCE SHEET

September 30,
2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$165,397
Accrued Expenses	58,163
Income Taxes Payable	—
Deferred Tax Liability (Note J)	21,570
Deferred Credits (Notes A)	—

TOTAL CURRENT LIABILITIES	245,130

LONG-TERM LIABILITIES:
Notes Payable (Note N)	1,700,600

TOTAL LIABILITIES	1,945,730

COMMITMENTS AND CONTINGENCIES (Note E, F and H)
SHAREHOLDERS’ EQUITY (Notes A and G):
Preferred Stock, nonvoting, par value $.01 per share, $.56
cumulative dividend, convertible, callable at $5.95,
authorized 500,000 shares; issued and outstanding -0-
in 2002	—
Common Stock, par value $.01 per share, authorized
6,000,000 shares; issued and outstanding 1,407,710 shares
in 2002	14,077
Additional Paid-In Capital	3,314,668
Retained Earnings	2,259,256
Allowance For Marketable Securities	(471,755)

TOTAL SHAREHOLDERS' EQUITY	5,116,246

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,061,976

THE FLAMEMASTER CORPORATION

STATEMENT OF INCOME

	Years Ended September 30,
	2002	2001

NET SALES (Note L)	$4,721,131	$4,180,122
ROYALTIES	7,416	—
INTEREST AND OTHER INCOME	332,839	339,897

	5,061,386	4,520,019

COSTS AND EXPENSES:
Cost of Goods Sold	2,533,676	2,197,509
Selling and Administrative	985,712	927,609
Laboratory Costs	374,718	292,709
Royalties, Interest and Other	197,680	115,478

	4,091,786	3,533,305

INCOME FROM OPERATIONS
BEFORE INCOME TAXES	969,600	986,714

PROVISION FOR INCOME TAXES	344,537	339,690

NET INCOME	625,063	647,024

INTEREST ON CONVERTIBLE NOTES	45,280	26,366

NET INCOME ATTRIBUTABLE TO COMMON STOCK	670,343	673,390

NET INCOME PER SHARE, BASIC (Note I)	$0.44	$0.41

NET INCOME PER SHARE, DILUTED:	$0.40	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING	1,434,394	1,596,471

WEIGHTED AVERAGE SHARES OUTSTANDING
DILUTED	1,689,243	1,634,259

THE FLAMEMASTER CORPORATION

STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2002	2001

NET INCOME	$625,063	$647,024
CHANGE IN UNREALIZED GAINS /(LOSSES)
ON MARKETABLE SECURITIES, NET OF TAX	(268,217)	(1,036,926)

COMPREHENSIVE INCOME/(LOSS)	$356,846	$(389,902)

THE FLAMEMASTER CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

							UNREALIZED
					ADDITIONAL		GAIN/(LOSS) ON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	RETAINED	MARKETABLE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	TOTAL

BALANCE, SEPTEMBER 30, 2000	—	$—	1,595,757	$15,958	$3,662,137	$2,441,387	$833,388	$6,952,870

REDEMPTION OF COMMON STOCK WITH CASH			(168,141)	(1,681)	(385,171)	(549,097)		(935,949)

CASH DIVIDENDS ON COMMON STOCK
$.032 PER SHARE						(203,343)		(203,343)

STOCK ISSUED IN DANDYBIZ ROLLUP			21,983	219	60,092			60,311

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX							(1,036,926)	(1,036,926)

NET INCOME						647,024		647,024

BALANCE SEPTEMBER 30, 2001	—	$—	1,449,599	$14,496	$3,337,058	$2,335,971	$(203,538)	$5,483,987

REDEMPTION OF COMMON STOCK WITH CASH			(13,914)	(139)	(32,545)	(52,284)		(84,968)

REDEMPTION OF COMMON STOCK WITH N/P			(120,362)	(1,204)	(284,789)	(465,638)		(751,631)

CASH DIVIDENDS ON COMMON STOCK
$.032 PER SHARE						(183,856)		(183,856)

STOCK ISSUED IN NOTES CONVERSION			92,387	924	294,944			295,868

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX							(268,217)	(268,217)

NET INCOME						625,063		625,063

BALANCE, SEPTEMBER 30, 2002	—	$—	1,407,710	$14,077	$3,314,668	$2,259,256	$(471,755)	5,116,246

THE FLAMEMASTER CORPORATION

STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$625,063	$647,024
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	52,875	44,649
(Increase)decrease in Accounts Receivable	202,452	(197,677)
(Increase)decrease in Inventories	(92,212)	(62,302)
(Increase)decrease in Settlement Receivable	40,691	(40,783)
(Increase)decrease in Prepaid Expenses and Other Assets	1,024	(932)
(Increase)decrease in Deferred Income Tax Assets Due To Operations	169,607	(160,347)
(Increase)decrease in Other Investments	—	30,625
Increase(decrease) in Accounts Payable	(165,369)	245,510
Increase(decrease) in Accrued Expenses	48,121	1,306
Increase(decrease) in Income Taxes Payable	(110,212)	26,211
Increase(decrease) in Deferred Income Tax Liabilities Due To Operations	5,332	158,551
Increase(decrease) in Deferred Credits and Income	(6,072)	(8,096)

NET CASH PROVIDED BY OPERATING ACTIVITIES	771,300	683,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(116,432)	(72,232)
(Increase)decrease in investment securities, net purchases & sales	(565,436)	(654,708)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(681,868)	(726,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of the Company's Common Stock	(836,599)	(935,874)
Increase in notes payable	451,862	848,541
Issuance of Common Stock	295,868	60,313
Dividends paid	(183,856)	(203,343)

NET CASH USED IN FINANCING ACTIVITIES	(272,725)	(230,363)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(183,293)	(273,564)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,125,577	2,399,141

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,942,284	$2,125,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$75,466	$26,366

Income taxes	$436,500	$318,300

Note A — Summary of Significant Accounting Policies

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

Marketable Securities: Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders’ equity, net of income taxes, until realized. At September 30, 2002, the Company had no investments that qualified as trading or held to maturity.

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

Note B — Concentration of Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash, cash equivalents and trade receivables.

As of September 30, 2002, the Company had approximately $368,000, $152,000, and $139,000, and $102,000 of cash and cash equivalents in four banks which exposes the Company to concentration of credit risk to the extent that each of these amounts exceed $100,000.

Note C — Marketable Securities

Marketable securities classified as current assets at September 30, 2002 include the following:

	Fair Value	Cost

U.S. Treasury bonds	$270,700	$243,048
Other government obligations	38,192	36,600
Corporate debt securities	155,314	207,673
Mortgage-backed securities	402,202	392,935
Marketable equity securities	1,909,222	2,716,822

	$2,775,630	$3,597,078

The contractual maturities of debt securities available for sale at September 30, 2002 as follows:

	Fair Value	Cost

Due within one year	$375	$5,683
Due after one year thru five years	41,490	80,471
Due after five years thru ten years	25,070	32,097
Due after ten years	90,089	84,817
Not due at single maturity date	8,598	14,605

	$165,622	$217,673

Gross unrealized holding gains and losses at September 30, 2002, were $38,511 and $859,959, respectively. Realized gains and losses from the sale of securities for the year ended September 30, 2002 were $97,392 and $5,033 respectively. Gross proceeds from the sale of securities for the year ended September 30, 2002 was $640,431.

Note D — Inventories

Inventories consist of the following:

	September 30,

	2002	2001

Raw Materials	$580,947	$553,297
Shipping Materials	130,874	74,124
Finished Goods	368,464	360,652

	$1,080,285	$988,073

Note E — Agreement with Products Research Corporation

In August 1994, the Company signed a license agreement with PRC-DeSoto Int’l Corp, formerly known as Courtaulds Aerospace, Inc. Under the license agreement, Flamemaster was granted the right to use technical data obtained from Courtaulds in the production of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products with an annual minimum royalty of $25,000 in 1996 and each year thereafter through 2003. Royalties paid under this agreement were $36,128 in 2002, and $33,388 in 2001. The license agreement has been valued at $172,357 and is being amortized over 10 years, the term of the agreement.

Note F — Commitments and Contingencies

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease that expires in September 30, 2006. The lease requires the Company to pay applicable property taxes, maintenance and insurance. Rent expense charged to operations were $193,752 in 2002, and $188,698 in 2001

As of September 30, 2002, future minimum payments under this lease are:

2003	$200,532
2004	$207,552
2005	$214,812
2006	$222,336

Total	$845,232

Note G — Stock Options And Warrants

In April 2000, the Company’s Board of Directors approved a stock option plan whereby directors and key personnel were granted options to purchase 35,000 of the Company’s common stock or receive $.10 for each option to which they would otherwise be entitled. Employees and directors opted to receive 1,250 of the options. These options carry an exercise price of $7.125 per share. The options vest on December 31, 2000 and have a five-year term expiring April 30, 2005. As of September 30, 2002 no options have been exercised under this plan.

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

Note H — Litigation

In February 1994 a suit was filed against the Company for an environmental claim related to property leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean up. The action was settled during January 1998. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company was required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. In August of 1998, Flamemaster completed its settlement obligation. The company is currently seeking reimbursement for these amounts with the UST cleanup fund, but cannot predict the outcome. No accrual for a possible reimbursement has been recorded at September 30, 2002.

The company is currently involved in no other litigation.

Note I — Income Per Common Share

Basic income per share of common stock is based on the weighted average number of shares outstanding. Outstanding options were considered in the diluted earnings per share calculations using the treasury stock method, and outstanding convertible securities were considered using the if converted method. In 1998, preferred stock was exchanged for convertible notes. A conversion ratio of 2.46:1 was assumed in calculating earnings per share for these notes.

During 2001, the Company issued convertible notes to reacquire some of the its own common stock. A conversion ratio of 12.85:1 for these notes was assumed in calculating earnings per share for these notes.

During 2002, the Company issued convertible notes in $200 and $1000 denominations. The $200 notes were issued in conjunction with the call of preferred shares converted to notes in 1998. A conversion ratio of 57:1 was assumed in calculating earnings per share for the $200 notes. The $1000 notes were authorized by the Board of Directors in June 2002. A conversion ratio of 150:1 was assumed in calculating earnings per share for the $1000 notes.

Note J — Income Taxes

In October 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Previously, the Company used the APB 11 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS 109 the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements but not the tax return and vice versa.

The components of income tax expense are:

	2002	2001

Current:
Federal	$254,888	$255,636
State and foreign	76,806	79,780

	331,694	335,416
Deferred:
Net change in deferred tax asset	2,087	3,165
Net change in deferred tax liability	10,756	1,109

	$344,537	$339,690

The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:

	Year Ended September 30,

	2002	2000

Federal statutory rate	34.00%	34.00%
Increases (decrease):
California franchise tax, net of
Federal income tax benefit	5.83%	5.64%
Dividends	-1.54%	-2.50%
Tax credits	-1.99%	—
Other	-0.77%	-2.71%

	35.53%	34.43%

Note K — Profit-Sharing Plan

The Company contributes to a profit-sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are made from net profits as determined by the Board of Directors. Profit-sharing expense, which equals contributions, was $37,000 in 2002, and $38,000 in 2001.

Note L — Sales Information and Major Customers

Sales of aircraft sealants increased to $4,410,777 from $3,620,095 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) declined to $285,966 from $560,027 the previous year.

During the fiscal year ended September 30, 2002, an agency (General Services Administration) of the United States Government accounted for $1,275,297 (27.01%) of sales as compared to $1,070,500 (25.61%) in 2001. There were two other major customers in 2002 totaling $1,504,148 in sales (18.21% and 13.65%). No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

	Year Ended September 30,

	2002	2001

Export sales	$280,050	$268,868
Royalty income	$7,416	$0

Note M — Related Parties

Altius Investment Corporation owns approximately 27% of the Company’s outstanding common shares. Two of the six members of the board, including the Company’s President and Chairman, who also serves as Altius Investment Corporation’s Chairman, are members of the Altius Investment Corporation’s Board of Directors.

Note N — Long–Term Debt

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

On April 18, 2002, the Flamemaster Corporation Board of Directors approved the calling (redemption) of these convertible notes at a price of $9.50 per note. The $9.50 notes were called on June 1, 2002 and converted into common restricted stock at a ratio of 2.96646 shares of common stock for each note. Pursuant to the calling of the convertible notes, holders of the notes had the option of converting into common restricted stock, cash, or a combination of stock, cash and a new $200 note yielding 5% annually. These new $200 notes are convertible into 57 shares of common restricted stock with dilution protection, due on June 30, 2012. The $200 notes were converted at a ratio of 21.053 $9.50 notes to one $200 note. As a result of this call, the Company issued 91,389 shares of common restricted stock, paid $27,410 in cash and issued 648 $200 notes.

During September 2001, the company purchased and retired 142,436 shares of its common stock for $24,800 cash plus 8,250 $100 convertible notes. Each note is convertible into 12.85 shares of common stock and pays interest at 5%. Interest only is payable quarterly on these notes.

At September 30, 2002 these notes are valued at $100 each, or a total of $825,000.

On June 6, 2002, the Flamemaster Corporation Board of Directors authorized a new issuance of $1000 convertible notes. These new $1000 notes are convertible into 150 shares of common restricted stock with dilution protection, due on June 30, 2010. The $1000 notes are available for 160 shares of common stock and will pay 4.25% interest, quarterly. These notes will also participate in profits and will receive a 0.75% bonus in any fiscal year the Company earns over $1.5 million pre-tax. As a result of this new issuance of notes, the Company issued 746 $1000 notes.

The $100 notes pay interest at $41,242, annually. The $200 notes pay interest at $6,480, annually. The $1000 notes pay interest at $31,704, annually.

FLAMEMASTERCORPORATION
EARNINGS PER SHARE CALCULATIONS
SEPTEMBER 30, 2002
EXHIBIT I

BASIC
Income from Operations		$638,667
Preferred Dividends		—

Income Available To Common Shareholders		$638,667

Weighted Average Shares Outstanding
Common Stock - Average Outstanding	1,434,394
Common Stock Options	—

Weighted Average Shares Outstanding	1,434,394

Basic Earnings per Share		$0.45

DILUTED
Income from Continuing Operations		$638,667
Interest from Convertible Notes, Net of Taxes		45,280

Diluted Income		$683,947

Net Weighted Shares Outstanding
Common Stock - Average Outstanding	1,434,394
Convertible Notes	254,849

Net Weighted Shares Outstanding	1,689,243

Diluted Earnings per Share		$0.40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

THE FLAMEMASTER CORPORATION
Registrant

/s/ Joseph Mazin

Joseph Mazin,
Chairman, President, Chief Executive Officer,Chief
Financial Officer and Director

Date: December 12, 2002

/s/ Leon Gutowicz

Leon Gutowicz,
Director

Date: December 12, 2002

/s/ Donna Mazin

Donna Mazin,
Director

Date: December 12, 2002

/s/ Mary Kay Eason

Mary Kay Eason,
Treasurer& Secretary

Date: December 12, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report of The Flamemaster Corporation (the “Company”) on form 10–KSB for the fiscal year ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Mazin, CEO and CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, to the best of my knowledge, that:

  I have reviewed the Report;

  Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, for the periods presented in the Report;

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

    presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation date;

  I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

  I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ Joseph Mazin

Joseph Mazin,
CEO and CFO
December 12, 2002