Form 10QSB
period 2002-12-31
FLAMEMASTER CORP
filed 2003-02-07
CIK 37358

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:	DECEMBER 31, 2002	COMMISSION FILE NO:	0-2172

THE FLAMEMASTER CORPORATION

(Exact name of Registrant as specified in its Charter)

NEVADA	95-2018730

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352

(Address of Principal Executive Office)

Registrant's telephone number including area code:	(818) 982-1650

Registrant's facsimile number including area code:	(818) 765-5603

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 31, 2002	1,401,802

Item 1 Financial Information
Item 1 Financial Statement

THE FLAMEMASTER CORPORATION
CONDENSED BALANCE SHEET

December 31,
2002
(Unaudited)

A S S E T S :
Current Assets:
Cash and cash equivalents	$1,957,577
Marketable securities	2,740,735
Accounts receivable, less allowance
of $5,000	543,484
Notes Receivable	669
Inventories	1,046,252
Prepaid expenses	27,014
Income Tax Receivable	10,889
Deferred income taxes	411,427
Other investments	46,287

Total current assets:	6,784,334
Machinery & improvements, net of
accumulated depreciation	189,669
License agreement, net of accumulated
amortization	33,357

TOTAL ASSETS	$7,007,360

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$139,268
Accrued liabilities	8,109
Deferred tax liability	19,466

Total current liabilities:	166,843
Long-term liabilities:
Notes payable	1,700,600

Total Liabilities:	1,867,443
SHAREHOLDERS’ EQUITY:
Common Stock, par value, $.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,401,802 shares at 12/31/02	14,015
Additional paid-in Capital	3,300,698
Retained earning	2,365,661
Allowance for marketable securities	(540,457)

TOTAL STOCKHOLDERS’ EQUITY	$5,139,917

TOTAL LIABILITY AND EQUITY	$7,007,360

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31,

	2002	2001

Net Sales	$1,111,883	$1,162,823
Royalties	78	6,049
Interest and Other Income	64,495	90,961

Total Revenues	1,176,456	1,259,833

Costs and expenses:
Cost of Sales	596,627	678,106
Selling	89,451	88,602
General and administrative	166,353	159,718
Laboratory	95,796	86,778
Other (income)/ Expenses, Net	8,426	30,780
Interest on Convertible Notes	19,859	--

Total Costs and Expenses	976,512	1,043,984

Income before income taxes	199,944	215,849
Income taxes	70,135	90,410

Net income	129,809	125,439

Other comprehensive income
Net of income taxes
Unrealized holding gains (losses)	540,457	585,617

Comprehensive Income	$670,266	$711,056

Net income per share, basic	$.09	$.09

Net income per share, diluted	***	***

Weighted average shares outstanding:
Basic	1,404,254	1,448,226

Diluted	1,659,103	1,487,229

****   Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31,

2002

Net cash provided (used) by operating activities:	$93,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements	(7,338)
Net purchases and sales of investment securities	(33,806)

NET CASH USED IN INVESTING ACTIVITIES:	(41,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-0-
Purchase of Company’s Common Stock	(37,433)
Dividends paid	-0-

NET CASH USED IN FINANCING ACTIVITIES	(37,433)

NET INCREASE, (DECREASE), IN CASH	15,293

Cash, beginning of period	1,942,284

Cash, end of period	$1,957,577

Cash paid during period for income taxes	$31,147
Cash paid during period for interest expense	$19,859

See notes to condensed financial statements

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2002

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2002.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2002

Note 3:	Summary of Significant Accounting Policies:

Investment in Debt and Equity Securities:
The Company adopted Statement of Financial Accounting Standards No: 115 (“SFAS No: 115”), Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders’ equity net of income taxes, until realized. At December 31, 2002 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2002

Note 4:	Inventories are summarized as follows:
December 31,
2002

Raw materials	$517,701
Shipping materials	144,976
Finished goods	383,575

$1,046,252

Note 5:	During the three months ended December 31, 2002, the Company purchased 5,908 shares of its outstanding common stock at a cost of $37,433.

Note 6:	MARKETABLE SECURITIES: Marketable securities classified as current assets at December 31, 2002 include the following:

	Fair Value	Cost

U.S. Treasury obligations	$283,787	$256,149
Other Government Bonds	38,501	36,955
Corporate debt securities	199,623	226,468
Mortgage backed securities	302,823	296,448
Marketable equity securities	1,916,001	2,860,342

	$2,740,735	$3,676,362

The contractual maturities of debt
securities available for sale at
December 31, 2002 is as follows:
	Fair Value	Cost

Due within one year	$69,835	$72,583
Due after one year thru 5 years	85,773	110,684
Due after 5 years thru 10 years	81,103	71,493
Due after 10 years	577,613	546,653
Not due at single maturity date	10,410	14,606

	$824,734	816,019

Gross unrealized holding gains and losses at December 31, 2002 were $212,936 and $1,148,563, respectively. Realized gains and losses from the sale of securities for the three months ended December 31, 2002 were $19,894 and $ 7,813 respectively.

THE FLAMEMASTER CORPORATION

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:

December 31, 2002 compared to September 30, 2002 and
December 31, 2002 compared to December 31, 2001.

FINANCIAL CONDITION AND LIQUIDITY:

The company’s financial condition is strong with current assets of $6,784,334 compared to current liabilities of $166,843 at December 31, 2002 for a current ratio of more than 40.65 to 1. Working capital increased to $6,617,491 on December 31, 2002 compared to $6,584,369 at September 30, 2002. Cash and cash equivalents and marketable securities declined to $4,698,312 on December 31, 2002 from $4,717,915 at fiscal year end September 30, 2002. Accounts receivable decreased moderately to $543,484 from $623,638 in the prior year’s quarter ended December 31, 2001. Inventories lowered significantly to $1,046,252 on December 31. 2002 from $1,270,159 in the year earlier period due to faster turn around time.

Revenues for the December 31, 2002 quarter declined moderately to $1,176,456 from $1,259,833 in the year earlier quarter. Sales of aircraft sealants gained due to the requirement of the U.S. Military and defense contractors. Sales of our flame retardant coatings decreased due to a sluggish economy and a decline in corporate spending and expansion projects. Also affecting revenues was a decline in investment and interest income.

Management believes that future working capital requirements will be provided primarily from operations and that the Company’s liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company’s creditworthiness is substantial relative to its size.

Flamemaster paid a $.032 dividend on the Company’s common stock during the quarter.

RESULTS OF OPERATIONS:

For the three months ended December 31, 2002 net income gained slightly to $129,809 from $125,439 or $.09 per share vs. $.09 per share in the year earlier period. The increase in earnings was due to sales of higher margin products. Investment gains were moderately lower.

Laboratory costs, including research and development for the quarter increased to $95,796 from $86,778 in the year earlier quarter due to the hiring of additional personnel and a greater effort on developing more high end products. General and Administrative expenses increased moderately to $166,353 from $159,718 in the prior year, while selling expense also rose modestly to $89,451 from $88,602 due to increased salaries.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE FLAMEMASTER CORPORATION

(Registrant)

DATE:	JOSEPH MAZIN
February 06, 2003
(Signature)
Joseph Mazin, President and Chairman
And Chief Executive Officer

DATE:	MARY KAY EASON
February 06, 2003
(Signature)
Mary Kay Eason, Treasurer and Secretary

DATE:	DONNA MAZIN
February 06, 2003
(Signature)
Donna Mazin, Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying 10-QSB of The Flamemastr Corporation (the “Company”) for the fiscal year ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Mazin, CEO and CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.	I have reviewed the Report;

2.

Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this 10-QSB;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, for the periods presented in the Report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this 10-QSB is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c.	presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.

I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

      /s/ Joseph Mazin

      Joseph Mazin,
      CEO and CFO
      February 06, 2003