Form 10QSB
period 2003-03-31
FLAMEMASTER CORP
filed 2003-05-13
CIK 37358

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:	MARCH 31, 2003	COMMISSION FILE NO:	0-2172

THE FLAMEMASTER CORPORATION

(Exact name of Registrant as specified in its Charter)

NEVADA	95-2018730

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352

(Address of Principal Executive Office)

Registrant's telephone number including area code:	(818) 982-1650

Registrant's facsimile number including area code:	(818) 765-5603

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 31, 2003	1,398,194

Item 1 Financial Information
Item 1 Financial Statement

THE FLAMEMASTER CORPORATION
CONDENSED BALANCE SHEET

March 31,
2003
(Unaudited)

A S S E T S :
Current Assets:
Cash and cash equivalents	$1,846,312
Marketable securities	2,854,612
Accounts receivable, less allowance
of $5,000	640,047
Notes Receivable	174
Inventories	1,032,856
Prepaid expenses	38,808
Income Tax Receivable	19,945
Deferred income taxes	420,420
Other investments	46,282

Total current assets:	6,899,456

Machinery & improvements, net of
accumulated depreciation	175,891
License agreement, net of accumulated
amortization	29,187

TOTAL ASSETS	$7,104,534

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$191,714
Accrued liabilities	13,176
Deferred tax liability	13,978

Total current liabilities:	218,868

Long-term liabilities:
Notes payable	1,700,600

Total Liabilities:	1,919,468

SHAREHOLDERS’ EQUITY:

Common Stock, par value, $.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,398,194 shares at 03/31/03.	13,979
Additional paid-in Capital	3,292,180
Retained earning	2,430,440
Allowance for marketable securities	(551,533)

TOTAL STOCKHOLDERS’ EQUITY	$5,185,066

TOTAL LIABILITY AND EQUITY	$7,104,534

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

	2003	2002

Net Sales	$1,163,147	$1,219,531
Royalties	110	380
Interest and Other Income	68,701	75,476

Total Revenues	1,231,958	1,295,387

Costs and expenses:
Cost of Sales	623,373	638,653
Selling	97,257	89,729
General and administrative	184,639	151,403
Laboratory costs	102,400	93,484
Other expenses	30,768	26,865

Total costs and expenses	1,038,437	1,000,134

Income before income taxes	193,521	295,253

Income taxes	69,483	89,581

Net income	124,038	205,672

Other comprehensive income
Net of income tax
Unrealized Holding Gains (Losses)	(551,533)	(639,606)

Comprehensive Income	$(427,495)	$(433,934)

Net income per share, basic	$.09	$.14

Net income per share, diluted	****	****

Weighted average shares outstanding:
Basic	1,400,228	1,448,557

Diluted	1,655,077	1,492,097

****   Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED  STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31,

	2003	2002

Net Sales	$2,275,030	$2,382,354
Royalties	189	6,429
Interest and Other Income	133,196	166,437

Total Revenues	2,408,415	2,555,220

Costs and expenses:
Cost of Sales	1,219,999	1,316,759
Selling	186,708	178,331
General and administrative	350,992	311,121
Laboratory	198,196	180,262
Other (income)/Expenses, Net	19,336	57,645
Interest on Convertible Notes	39,718	—

Total Costs and Expenses	2,014,949	2,044,118

Income before income taxes	393,466	511,102

Income taxes	139,618	179,991

Net income	253,848	331,111

Other comprehensive income
Net of income taxes
Unrealized holding gains (losses)	(551,533)	53,989

Comprehensive Income	$(297,685)	$385,100

Net income per share, basic	$.18	$.23

Net income per share, diluted	****	****

Weighted average shares outstanding:
Basic	1,402,126	1,447,463

Diluted	1,656,975	1,489,303

****   Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

2003

Net cash provided (used) by operating activities:	$175,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements	(7,418)
Net purchases and sales of investment securities	(158,759)

NET CASH USED IN INVESTING ACTIVITIES:	(166,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-0-
Purchase of Company’s Common Stock	(60,365)
Dividends paid	(44,884)

NET CASH USED IN FINANCING ACTIVITIES	(105,249)

NET INCREASE, (DECREASE), IN CASH	(95,972)

Cash, beginning of period	1,942,284

Cash, end of period	$1,846,312

Cash paid during period for income taxes	$120,000

Cash paid during period for interest expense	$39,718

See notes to condensed financial statements

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2003 are not indicative of the results that may be expected for the year ending September 30, 2003.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2002.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

Note 3:	Summary of Significant Accounting Policies:

Investment in Debt and Equity Securities:
The Company adopted Statement of Financial Accounting Standards No: 115 (“SFAS No: 115”), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders’ equity net of income taxes, until realized. At March 31, 2003 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

Note 4:	Inventories are summarized as follows:
March 31,
2003

Raw materials	$484,671
Shipping materials	130,536
Finished goods	417,649

$1,032,856

Note 5:	During the three months ended March 31, 2003, the Company purchased 3,608 shares of its outstanding common stock at a cost of $22,932.

Note 6:	MARKETABLE SECURITIES: Marketable securities classified as current assets at March 31, 2003 include the following:

	Fair Value	Cost

U.S. Treasury obligations	$274,820	$249,534
Other Government Bonds	46,003	43,995
Corporate debt securities	309,598	345,014
Mortgage backed securities	144,414	138,760
Marketable equity securities	2,079,776	3,031,343

	$2,854,611	$3,808,646

The contractual maturities of debt
securities available for sale at
March 31, 2003 is as follows:
	Fair Value	Cost

Due within one year	$70,069	$73,638
Due after one year thru 5 years	122,648	150,879
Due after 5 years thru 10 years	116,791	106,706
Due after 10 years	458,006	431,474
Not due at single maturity date	7,321	14,606

	$774,835	777,303

Gross unrealized holding gains and losses at March 31, 2003 were $211,637 and $1,165,671, respectively. Realized gains and losses from the sale of securities for the three months ended March 31, 2003 were $9,837 and $ 975 respectively.

THE FLAMEMASTER CORPORATION

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:

March 31, 2003 compared to September 30, 2002 and
March 31, 2003 compared to March 31, 2002.

FINANCIAL CONDITION AND LIQUIDITY:

The company’s financial condition is strong with current assets of $6,899,456 compared to current liabilities of $218,868 at March 31, 2003 for a current ratio of more than 31.5 to 1. Working capital increased to $6,680,588 on March 31, 2003 compared to $6,584,369 at September 30, 2002. Cash and cash equivalents and marketable securities declined to $4,700,924 on March 31, 2003 from $4,717,915 at fiscal year end September 30, 2002. Accounts receivable decreased moderately to $640,047 from $727,789 in the prior year’s quarter ended March 31, 2002 due to tight monitoring of accounts receivable. Inventories declined significantly to $1,032,856 on March 31, 2003 from $1,254,372 in the year earlier period due to faster turn around time.

Revenues for the March 31, 2003 quarter declined moderately to $1,231,958 from $1,295,387 in the year earlier quarter. Sales of aircraft sealants gained due to the requirement of the U.S. Military which resulted in lower margins. Sales of our flame retardant coatings decreased due to a sluggish economy and a decline in corporate spending and expansion projects. Also affecting revenues was a decline in investment and interest income.

Management believes that future working capital requirements will be provided primarily from operations and that the Company’s liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company’s creditworthiness is substantial relative to its size.

Flamemaster paid a $.032 dividend on the Company’s common stock during the quarter.

RESULTS OF OPERATIONS:

For the three months ended March  31, 2003 net income declined to $124,038 from $205,672 or $.09 per share vs. $.14 per share in the year earlier period. The decline in earnings was due to sales of lower margin products. Investment gains as well as interest declined during the period due to turmoil in the financial market and geopolitical concerns. For the six month period net income declined to $253,848 from $331,111 in 2002. Per share net for the six month period was $.18 vs. $.23 in the prior year.

Laboratory costs, including research and development for the quarter increased to $102,400 from $93,484 in the year earlier quarter due to the hiring of additional personnel and a greater effort on developing more high end products. General and Administrative expenses increased moderately to $184,639 from $151,403 in the prior year, while selling expense also rose modestly to $97,257 from $89,729 due to increased salaries.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE FLAMEMASTER CORPORATION

(Registrant)

DATE:	JOSEPH MAZIN
May 9, 2003
(Signature)
Joseph Mazin, President and Chairman
And Chief Executive Officer

DATE:	MARY KAY EASON
May 9, 2003
(Signature)
Mary Kay Eason, Treasurer and Secretary

DATE:	DONNA MAZIN
May 9, 2003
(Signature)
Donna Mazin, Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying 10-QSB of The Flamemaster Corporation (the “Company”) for the fiscal year ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Mazin, CEO and CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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
      May 9, 2003