Form 10QSB
period 2003-06-30
FLAMEMASTER CORP
filed 2003-08-07
CIK 37358

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:	JUNE 30, 2003	COMMISSION FILE NO:	0-2172

THE FLAMEMASTER CORPORATION

(Exact name of Registrant as specified in its Charter)

NEVADA	95-2018730

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352

(Address of Principal Executive Office)

Registrant's telephone number including area code:	(818) 982-1650

Registrant's facsimile number including area code:	(818) 765-5603

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 30, 2003	1,394,366

Item 1 Financial Information
Item 1 Financial Statement

THE FLAMEMASTER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2003
(Unaudited)

A S S E T S :
Current Assets:
Cash and cash equivalents	$2,214,630
Marketable securities	3,191,621
Accounts receivable, less allowance
of $5,000	627,345
Reserve for returned material	(22,000)
Notes Receivable	74,198
Inventories	1,135,012
Prepaid expenses	53,493
Deferred income taxes	247,346

Total current assets:	7,521,645

Machinery & improvements, net of
accumulated depreciation	182,857
License agreement, net of accumulated
amortization	25,017

TOTAL ASSETS	$7,729,519

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$317,975
Accrued liabilities	19,485
Income taxes payable	81,109
Deferred tax liability	12,856

Total current liabilities:	431,425

Long-term liabilities:
Notes payable	1,700,600

Total Liabilities:	2,132,025

Minority interest	1,900

SHAREHOLDERS’ EQUITY:

Common Stock, par value, $.01 per share,
authorized 6,000,000 shares; issued and outstanding
1,394,366 shares at 06/30/03.	13,899
Additional paid-in Capital	3,248,236
Retained earning	2,621,168
Allowance for marketable securities	(287,709)

TOTAL STOCKHOLDERS’ EQUITY	$5,595,594

TOTAL LIABILITY AND EQUITY	$7,729,519

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30,

	2003	2002

Net sales	$1,478,940	$1,329,107
Royalties	2,399	435
Interest and Other Income	114,633	55,846

Total Revenues	1,595,972	1,385,388

Costs and expenses:
Cost of sales	765,362	630,169
Selling	94,717	95,785
General and administrative	167,374	170,403
Laboratory costs	106,590	99,331
Other expenses	33,008	28,475

Total costs and expenses:	1,167,051	1,024,163
Income before income taxes	428,921	361,225
Income taxes	180,943	178,523

Net income	247,978	182,702
Other comprehensive income
Net of income tax
Unrealized Holding Gains (Losses)	(121,450)	(17,107)

Comprehensive Income	$126,528	$165,595

Net income per share, basic	$.18	$.13

Net income per share, diluted	$.16	****

Weighted average shares outstanding:
Basic	1,396,474	1,434,123

Diluted	1,651,323	1,477,663

****   Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30,

	2003	2002

Net Sales	$3,753,970	$3,711,461
Royalties	2,588	6,865
Interest and Other Income	247,829	222,283

Total Revenues	4,004,387	3,940,609

Costs and expenses:
Cost of Sales	1,985,362	1,946,928
Selling	281,425	274,115
General and administrative	518,366	481,524
Laboratory	304,786	279,593
Other (income)/ Expenses, Net	35,485	86,120
Interest on Convertible Notes	59,576	--

Total Costs and Expenses	3,185,000	3,068,280
Income before income taxes	819,387	872,329
Income taxes	320,561	358,514

Net income	498,826	513,815
Other comprehensive income
Net of income taxes
Unrealized holding gains (losses)	(121,450)	36,882

Comprehensive Income	$377,376	$550,697

Net income per share, basic	$.36	$.36

Net income per share, diluted	$.33	***

Weighted average shares outstanding:
Basic	1,400,261	1,443,005

Diluted	1,655,019	1,484,845

****   Diluted earnings per share are not presented, as effect of the assumed conversion of Notes Payable is anti-dilutive.

See notes to condensed financial statements.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30,

2003

Net cash provided (used) by operating activities:	$729,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements	(23,561)
Net purchases and sales of investment securities	(231,944)

NET CASH USED IN INVESTING ACTIVITIES:	(255,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-0-
Purchase of Company's Common Stock	(113,883)
Dividends paid	(89,638)
Minority interest	1,900

NET CASH USED IN FINANCING ACTIVITIES	(201,621)

NET INCREASE, (DECREASE), IN CASH	272,346

Cash, beginning of period	1,942,284

Cash, end of period	$2,214,630

Cash paid during period for income taxes	$199,000

Cash paid during period for interest expense	$59,576

See notes to condensed financial statements

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2003 are not indicative of the results that may be expected for the year ending September 30, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2002.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

Note 3:	Summary of Significant Accounting Policies:

Investment in Debt and Equity Securities:
The Company adopted Statement of Financial Accounting Standards No: 115 (“SFAS No: 115”), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders’ equity net of income taxes, until realized. At June 30, 2003 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

Item 1  Financial Statements (continued)

THE FLAMEMASTER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

Note 4:	Inventories are summarized as follows:
June 30,
2003

Raw materials	$503,996
Shipping materials	225,474
Finished goods	405,541

$1,135,011

Note 5:	During the three months ended June 30, 2003, the Company purchased 3,828 shares of its outstanding common stock at a cost of $24,983.

Note 6:	MARKETABLE SECURITIES: Marketable securities classified as current assets at June 30, 2003 include the following:

	Fair Value	Cost

U.S. Treasury obligations	$288,209	$253,290
Other Government Bonds	49,668	44,374
Corporate debt securities	313,119	338,262
Mortgage backed securities	136,925	123,791
Marketable equity securities	2,403,700	2,957,678

	$3,191,621	$3,707,395

The contractual maturities of debt
securities available for sale at
June 30, 2003 is as follows:
	Fair Value	Cost

Due within one year	$69,895	$74,710
Due after one year thru 5 years	121,416	151,205
Due after 5 years thru 10 years	119,427	100,315
Due after 10 years	467,896	418,880
Not due at single maturity date	9,286	14,606

	$787,920	759,716

Gross unrealized holding gains and losses at June 30, 2003 were $322,209 and $847,984, respectively. Realized gains and losses from the sale of securities for the three months ended June 30, 2003 were $64,720 and $19,609 respectively.

THE FLAMEMASTER CORPORATION

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:

June 30, 2003 compared to September 30, 2002 and
June 30, 2003 compared to June 30, 2002.

FINANCIAL CONDITION AND LIQUIDITY:

The Company’s financial condition is strong with current assets of $7,521,645 compared to current liabilities of $431,425 at June 30, 2003, for a current ratio of more than 17.4 to 1. Working capital increased to $7.090,220 on June 30, 2003, compared to $6,584,369 at September 30, 2002. Cash, cash equivalents, and marketable securities stood at $5,406,251. Accounts receivable expanded to $627,345 from $616,178 in the prior year’s quarter ended June 30, 2002 due to the increase level of business the Company is experiencing. Inventories grew moderately to $1,135,012 on June 30, 2003 from $1,080,285 at September 30, 2002, in line with an increase in production. Revenues for the June 30, 2003 quarter increased to $1,595,972 compared to $1,385,388 in the year earlier quarter. Sales from operations expanded to $1,478,940 for the June 30, 2003 quarter, compared to $1,329,107 in the year earlier period.

Management believes that future working capital requirements will be provided primarily from operations and that the Company’s liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company’s creditworthiness in substantial relative to its size.

The Company paid a $.032 cash dividend on its company stock in May 2003.

RESULTS OF OPERATIONS:

For the three months ended June 30, 2003, income before income taxes expanded to $428,921 compared to $361,225 in the prior year. Net income after taxes rose to $247,978 or $.18 per share compared to $182,702 or $.13 per share for the June 30, 2002 quarter. Laboratory costs including research and development for the quarter increased to $106,590 from $99,331 in the year ago period. The Company has expanded its development efforts for more high end products in its core aircraft sealants market. General and Administration expenses remained steady at $167,374.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE FLAMEMASTER CORPORATION

(Registrant)

DATE:	JOSEPH MAZIN
August 7, 2003
(Signature)
Joseph Mazin, President and Chairman
And Chief Executive Officer and Chief
Financial Officer

DATE:	MARY KAY EASON
August 7, 2003
(Signature)
Mary Kay Eason, Treasurer and Secretary

DATE:	DONNA MAZIN
August 7, 2003
(Signature)
Donna Mazin, Director