Form 10KSB
period 2003-09-30
FLAMEMASTER CORP
filed 2003-12-19
CIK 37358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K SB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 2003 Commission File No: 0-2712
                                                                     ------

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

                 11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
                 -----------------------------------------------
                (Address of Principal Executive Offices) Zip Code

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates at December 15, 2003 was $5,223,386.

As of September 30, 2003, there were 1,382,480 shares of common stock, $.01 par value, outstanding.

Part III is incorporated by reference from the proxy statement for the next annual meeting of the shareholders.

================================================================================

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----

Item 1  Business                                                              3
Item 2  Properties                                                            7
Item 3  Legal Proceedings                                                     7
Item 4  Submission of Matters to a Vote of Security Holders                   7


PART II


Item 5  Market for Registrant's Common Stock and Related
            Stockholder Matters                                               8
Item 6  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9
Item 7  Financial Statements and Supplementary Data                          11
Item 8  Disagreements on Accounting and Financial
            Disclosure
                                                                             11

PART III
--------

Item  9 Directors and Executive Officers of the Registrant                   12
Item 10 Executive Compensation                                               12
Item 11 Security Ownership of Certain Beneficial Owners
              and Management                                                 12
Item 12 Certain Relationships and Related Transactions                       12
Item 13 Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                   29

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

Coatings:
---------

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

Sealants:
---------

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

Royalties:
----------

In 2003, less than 1% of the Registrant's revenues were derived from royalties. Some protection exists for the Company's products through patents. However, not a major portion of business is subject to licenses.

Hitachi Cable Ltd. produces the Registrant's flame retardant coating in Japan under a nonexclusive license agreement. Royalties received are 3% and 6% of net sales and are reported and paid annually.

This agreement expired in November of 1999 and was retroactively renewed in 2002. As a result, no royalties were paid in 2002. Retroactive royalty payments for the period October 1999 through September 2002 were $6,049 paid in February 2002. Royalty payments for fiscal 2002 were $1,366. Royalty payments for fiscal 2003 were $2,935.

----------------------

Flamemaster pays royalties to PRC-DeSoto Int'l Corp. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant. The minimum required royalty payment is $25,000 per year from 1996 through 2003. Royalties paid to PRC-DeSoto were $35,249 and $43,166 for the fiscal years ended September 30, 2002 and 2003, respectively.

Subsequent to year end, the Company and PRC-Desoto, a division of PPG, extended the license agreement through December 31, 2008, with two 30 month extensions at the mutual option of both parties.

Methods of Distribution:
------------------------

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

Raw Materials:
--------------

Registrant buys most of its raw materials from a variety of large, well-established suppliers and manufacturers of the chemicals required making sealants and coatings. These suppliers are under no obligation to continue supplying these chemicals to Flamemaster, but these chemicals are readily available from other suppliers.

In the past, registrant's principal sealants utilized a liquid polymer produced by one manufacturer (Rohm & Haas) in the United States. Rohm & Haas shut down the manufacturing of the product in December 2002. The registrant has secured, and is currently purchasing and producing from two alternative sources of liquid polymer from outside the United States. One source is located in Europe and the other source is in Asia. The company has increased its inventory level of this product in order to meet customer requirements.

Principal Products:
-------------------

The principal product classes produced by the Registrant consist of sealants and coatings. Sales of sealants were $4,429,596 and $4,410,777, for the fiscal years ended September 30, 2003 and 2002, respectively. Sales of coatings were $259,300 and $285,966, for the fiscal years ended September 30, 2003 and 2002, respectively.

Patents and Trademarks:
-----------------------

The Company has protected trademarks in 12 Far East countries and previously owned patents in these countries as well as many other countries for its flame-retardant coatings. Registrant believes that its trademarks, experience and creative skill of its employees will give continued success rather than ownership of patents.

Seasonability:
--------------

Registrant's business is not seasonal but does fluctuate in response to such factors beyond its control as strikes and other economic conditions adversely affecting its customers.

Working Capital Items:
----------------------

Registrant does not normally carry excessive inventories to meet the requirements of its customers, since Registrant is generally able to fill customers' orders within 75 days.

The Company has approximately $7,008,375 of working capital, including approximately $5,519,603 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 2003 fiscal year.

Principal Customers:
--------------------

During the fiscal year ended September 30, 2003, an agency (General Services Administration) of the United States Government accounted for $1,504,442 (31.37%) of sales as compared to $1,275,297 (27.01%) in 2002. There was one other major customer in 2003 totaling $837,732 or 17.47% of sales. No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Backlogs:
---------

Backlog of orders at September 30, 2003 was $733,143 as compared to $672,369 in 2002. This was the result of orders received during August and September.

Renegotiations:
---------------

Registrant's business is not subject to possible renegotiations of profits. Sales are made on a fixed-price basis, including sales to the U.S. Government. Substantially all contract sales are made to the U.S. Government and none are based on the cost-plus method of pricing.

Competition:
------------

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

Research and Development:
-------------------------

Net laboratory costs at September 30, 2003 were $408,725. For fiscal year ended September 30, 2002, laboratory costs were $374,718. Flamemaster received no revenues to offset laboratory costs in 2003 or 2002.

Research and development costs are included in laboratory costs in the financial statements as the amounts are not material. The research and development is in connection with new products and improvements to existing products. All of Registrant's research and development activities are Company-sponsored.

Compliance with Anti-Pollution Laws:
------------------------------------

Periodic inspections by Federal, State and local agencies concerned with the protection of the environment indicate that Registrant is in full compliance with anti-pollution laws and standards. Registrant has no plans to change its manufacturing processes in a manner likely to result in material expenditures for additional environmental control facilities.

Employees:
----------

As of September 30, 2003 Registrant employed 31 persons as compared to 32 persons in the prior year.

Export Sales:
-------------

Export sales totaled $280,914 and $280,050 in 2003 and 2002, respectively.

ITEM 2. PROPERTIES

Registrant occupies approximately 28,000 square feet of office and manufacturing space located at 11120 Sherman Way, Sun Valley, California 91352 under terms of a lease expiring in September 2006.

Registrant believes its facilities are adequate for present and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

In January 1997 the Company agreed to a settlement of $110,000 in an environmental claim. Flamemaster completed its obligation under this settlement in August of 1998.

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. The Company believes any of the funds used as prescribed should be reimbursed to the Company by the UST Clean Up Fund. A claim for such reimbursement is currently pending with the UST Clean Up Fund and will be under consideration for several years. No reimbursement of settlement monies has been accrued as of September 30, 2003.

There are currently no other legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                           THE FLAMEMASTER CORPORATION

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

Registrant's common stock is traded over-the-counter on the National Market System with the NASDAQ symbol "FAME". The over-the-counter market quotations reflect inter dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following stock prices represent the daily prices of the stock for fiscal 2003 and 2002.


                                                     Low Bid        High Bid
                                                    ---------      ----------

   October-December 2002                              $6.13           $7.62
   January-March 2003                                 $6.17           $6.55
   April-June 2003                                    $6.24           $7.00
   July-September 2003                                $5.85           $6.95


   October-December 2001                              $5.17           $7.29
   January-March 2002                                 $5.83           $7.09
   April-June 2002                                    $5.80           $6.85
   July-September 2002                                $6.13           $7.09



The stock price as of December 15, 2003 was $6.00 bid and $6.52 asked.

As of December 15, 2003, there were approximately 900 beneficial holders of Registrant's common stock.

The common stock dividend was increased on January 6, 2000 from $.03 to $.032 per quarter. The quarterly common stock dividend remained constant throughout 2003 at $.032. 2004 dividends will be adjusted to reflect the spin-off of StarBiz, causing the Flamemaster dividend pay out to be reduced to reflect the lower income from investment activity. However, the combined lower Flamemaster dividend and the announced intent of StarBiz to issue a dividend should combine to approximate the prior year dividend pay out, however, Flamemaster cannot guarantee that StarBiz will pay any dividend.

                           THE FLAMEMASTER CORPORATION

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fiscal 2003
-----------

Financial Condition and Liquidity:
----------------------------------

The Company's financial condition is strong. Current assets were $7,192,080 compared to current liabilities of $183,705 at September 30, 2003 for a current ratio of better than 39 to 1. Working capital increased by $424,006 to $7,008,375 compared to $6,584,369 at September 30, 2002.

Cash and cash equivalents, and marketable securities increased by $801,688 to $5,519,603, while, accounts receivable decreased to $489,476 at September 30, 2003 from $533,691 in the previous year. Inventories decreased modestly to $1,004,240 on September 30, 2003 from $1,080,285.

The Company believes that liquidity and working capital are adequate to fund the Company's operations and capital requirements for the 2004 fiscal year.

Sales of aircraft sealants increased to $4,429,596 from $4,410,777 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) increased to $339,498 from $285,966 the previous year. Total operating sales increased to $4,769,094 from $4,721,131 in the prior year.

During the fiscal year ended September 30, 2003, an agency (General Services Administration) of the United States Government accounted for $1,504,442 (31.37%) of sales as compared to $1,275,297 (27.01%) in 2002. There was one other major customer in 2003 totaling $837,732 or 17.47% of sales. No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Outlook For Operations:
-----------------------

The Company is a very small manufacturer of high performance sealants and protective coatings for defense and aerospace markets. The commercial aerospace industry has shown an increase in activity. Flamemaster concentrates on manufacture and sale of products for maintenance and repairs, a more stable sector of the industry.

The Company is in a unique position of being a small domestic supplier of products sold under QPL MIL SPECS (Qualified Products List Military Specifications). This enables the Company to be flexible in meeting customer's needs, and to provide a greater degree of service and efficiency.

Flamemaster's main competitor is a multi billion dollar, multi national corporation. Backlog of orders at September 30, 2003 was $733,144 up from $672,369 in the previous year. This reflects the stability of the Company's operations.

Subsequent to Year End
----------------------

In November 2003, the Company announced the spin-off of StarBiz Corporation, the Company's management service and investment subsidiary. Income from capital gains on investments will no longer be a significant component of the Company's income.

The quarterly common stock dividend remained constant throughout 2003 at $.032. Dividends for 2004 will be adjusted to reflect the spin-off of StarBiz, causing the Flamemaster dividend pay out to be reduced to reflect the lower income from investment activity. However, the combined lower Flamemaster dividend and the announced intent of StarBiz to issue a dividend should combine to approximate the prior year dividend pay out, however, Flamemaster cannot guarantee that StarBiz will pay any dividend.

Additionally, the spin-off will result in a decline in the Company's working capital during 2004. The Company believes that this decline will have no adverse effect on operations, as substantial working capital will remain.

On November 11, 2003, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the outstanding $250 and $500 Notes along with the non-voting preferred shares. The $250 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 29 shares of restricted common stock. The $500 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 138 shares of restricted common stock. The non-voting preferred shares were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash in the amount of $18 per share or convert the stock into 2.7 shares of restricted common stock.

Fiscal 2003 vs. 2002:
---------------------

Sales of products for the fiscal year ended September 30, 2003 were $4,769,094 an increase of $47,963 or 1.0% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) increased to 7.1% of sales or $339,498 from 6.1% of sales or $285,966. Sales of aircraft sealants increased as a result of strong demand for aerospace products. Sales of Chem Seal (sealant) products increased to $4,429,596 from $4,410,777 in the prior year, mostly as a result of increased U.S. Military activities in the World.

During the fiscal year ended September 30, 2003, an agency (General Services Administration) of the United States Government accounted for $1,504,442 (31.37%) of sales as compared to $1,275,297 (27.01%) in 2002. There was one other major customer in 2003 totaling $837,732 or 17.47% of sales. No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Net investment income declined 2.1% during 2003 to $325,823. The decline was primarily due to continued economic uncertainty in the equity markets along with lower interest rates.

Retroactive royalty payments for the period October 1999 through September 2002 were $6,049 paid in February 2002. Royalty payments for fiscal 2002 and fiscal 2003 were $1,366 and $2,935, respectively.

Costs of products sold in fiscal 2003 were $2,579,394 compared to $2,533,676 in the previous year. These amounts represent 54.1% and 53.7% of the sales in 2003 and 2002, respectively. Increase in cost of products as a percent of sales is due to the decreased sales of higher profit margin items of desired aircraft sealant products.

Selling, general and administrative expenses increased to $1,079,928 from $985,712 while gross laboratory costs increased to $408,725 from $374,718.

The increase in selling, general and administrative expenses was due to increases in personnel expenses, travel and advertising and the increase in laboratory costs was due to greater research and development.

The license agreement with PRC-DeSoto grants Flamemaster the right to use technical data obtained from PRC-DeSoto in the productions of sealants. The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal 2003, this royalty amounted to $43,166.

Subsequent to year-end, the Company and PRC-Desoto, a division of PPG, have extended the license agreement through December 31, 2008 with two 30-month extensions at the mutual option of both parties.

Impact of Inflation and Changing Prices:
----------------------------------------

Raw material costs and wages increased moderately in 2003 as average selling prices also were increased moderately. No significant increases in raw material prices are expected in fiscal 2003.


ITEM 7. FINANCIAL STATEMENTS

The information required by this item is set forth in the text on pages 14 through 28.


ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                           THE FLAMEMASTER CORPORATION

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement for the next meeting of shareholders.


ITEM 10. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement for the next meeting of shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement for the next meeting of shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 23% of the Company's outstanding common shares. Two of the five members of the board are on the Altius Investment Corporation's Board of Directors. The Company's President and Chairman is Chairman of the Altius Investment Corporation as well.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     1. Financial Statements
     -----------------------

        The following financial statements are included in Part II, Item 8:

          o Report of Independent Auditors - Beckman Kirkland & Whitney on 2003 and 2002 financial statements.

          o Balance Sheet as of September 30, 2003.

          o Statements of Income for the years ended September 30, 2003 and 2002.

          o Statements of Comprehensive Income for the years ended September 30, 2003 and 2002.

          o Statements of Shareholders' Equity for the years ended September 30, 2003 and 2002.


          o Statements of Cash Flows for the years ended September 30, 2003 and 2002.

          o Notes to Financial Statements.

     2. Financial Statement Schedules
     --------------------------------

          o Schedule II - Valuation and Qualifying Accounts.

     3. Exhibits
     -----------

          o Exhibit 11 - Statement regarding computation of per share earnings.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto. Separate financial statements of the Registrant have been omitted because the Registrant meets the requirements that permit omission.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


December 8, 2003


Board of Directors and Shareholders
The Flamemaster Corporation and Subsidiary
Los Angeles, California

We have audited the accompanying balance sheet of The Flamemaster Corporation and Subsidiary as of September 30, 2003, and the statements of income, comprehensive income, shareholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of The Flamemaster Corporation and Subsidiary at September 30, 2003 and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.





/s/ Beckman Kirkland & Whitney
Agoura Hills, California

                           THE FLAMEMASTER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003

                                                                            2003
                                                                        ------------
ASSETS
------

CURRENT ASSETS:

    Cash and Cash Equivalents                                           $  2,221,905
    Marketable Securities (Note C)                                         3,297,698
    Accounts Receivable, less Allowance
        For Doubtful Accounts of $5,000 in 2003 and 2002                     489,476
    Inventories (Note D)                                                   1,004,240
    Prepaid Expenses and Other Assets                                         39,928
    Notes Receivable                                                          66,888
    Deferred Income Taxes (Note J)                                            71,945
    Other Investments                                                              0
                                                                        ------------

    TOTAL CURRENT ASSETS                                                   7,192,080
                                                                        ------------

EQUIPMENT AND IMPROVEMENTS, at cost
    Machinery and Equipment                                                  770,495
    Furniture and Fixtures                                                   134,402
    Laboratory Equipment                                                      74,490
    Leasehold Improvements                                                   134,731
    Transportation Equipment                                                  20,036
                                                                        ------------
                                                                           1,134,154

    Less Accumulated Depreciation                                           (945,168)
                                                                        ------------
                                                                             188,986
                                                                        ------------

PRC LICENSE AGREEMENTS, net of
    Accumulated Amortization of
    $151,510 in 2003 and $134,830 in 2002 (Note E)                            20,847
                                                                        ------------

TOTAL ASSETS                                                            $  7,401,913
                                                                        ============

          See accompanying notes to consolidated financial statements.

                           THE FLAMEMASTER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003

                                                                            2003
                                                                        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

    Accounts Payable                                                    $    108,722
    Accrued Expenses                                                          22,713
    Income Taxes Payable                                                      14,977
    Deferred Tax Liability (Note J)                                           37,293
                                                                        ------------

    TOTAL CURRENT LIABILITIES                                                183,705
                                                                        ------------

LONG-TERM LIABILITIES:

    Notes Payable (Note N)                                                   913,500
                                                                        ------------

TOTAL LIABILITIES                                                          1,097,205
MINORITY INTEREST IN SUBSIDIARY                                                1,900
                                                                        ------------

COMMITMENTS AND CONTINGENCIES (Note E, F and H)

SHAREHOLDERS' EQUITY (Notes A and G):

    Preferred Stock, nonvoting, par value $.01 per share, $.56 cumulative dividend, convertible, callable at $18.00,
       authorized 500,000 shares; issued and outstanding 41,038
       in 2003                                                                   410
    Common Stock, par value $.01 per share, authorized
       6,000,000 shares; issued and outstanding 1,382,480 shares
       in 2003                                                                13,822
    Additional Paid-In Capital                                             3,971,772
    Retained Earnings                                                      2,583,836
    Allowance For Marketable Securities                                     (267,032)
                                                                        ------------

TOTAL SHAREHOLDERS' EQUITY                                                 6,302,808
                                                                        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  7,401,913
                                                                        ============

          See accompanying notes to consolidated financial statements.

                           THE FLAMEMASTER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                           2003                 2002
                                                                       ------------         ------------
NET SALES (Note L)                                                     $  4,769,094         $  4,721,131
ROYALTIES                                                                     2,935                7,416
INTEREST AND OTHER INCOME                                                   325,823              332,839
                                                                       ------------         ------------
                                                                          5,097,852            5,061,386
                                                                       ------------         ------------
COSTS AND EXPENSES:
   Cost of Goods Sold                                                     2,579,394            2,533,676
   Selling and Administrative                                             1,079,928              985,712
   Laboratory Costs                                                         408,725              374,718
   Royalties, Interest and Other                                            126,465              197,680
                                                                       ------------         ------------
                                                                          4,194,512            4,091,786
                                                                       ------------         ------------

INCOME FROM OPERATIONS
   BEFORE INCOME TAXES                                                      903,340              969,600

PROVISION FOR INCOME TAXES                                                  364,821              344,537

                                                                       ------------         ------------
NET INCOME                                                                  538,519              625,063

   PREFERRED STOCK DIVIDENDS                                                 (5,745)                --

                                                                       ------------         ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                              532,774              625,063

   PREFERRED STOCK DIVIDENDS                                                  5,745                 --

   INTEREST ON CONVERTIBLE NOTES, NET OF TAX                                 46,059               45,280

                                                                       ------------         ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCK AND ASSUMED CONVERSIONS             584,578              670,343
                                                                       ============         ============

                                                                       ------------         ------------
NET INCOME PER SHARE, BASIC (Note I)                                   $       0.38         $       0.44
                                                                       ============         ============

                                                                       ------------         ------------
NET INCOME PER SHARE, DILUTED (Note I):                                $       0.35         $       0.40
                                                                       ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                       1,398,336            1,434,394

WEIGHTED AVERAGE SHARES OUTSTANDING
   DILUTED                                                                1,662,439            1,689,243

          See accompanying notes to consolidated financial statements.

                           THE FLAMEMASTER CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                           2003                 2002
                                                                       ------------         ------------

NET INCOME                                                             $    538,519         $    625,063
CHANGE IN UNREALIZED GAINS /(LOSSES)
    ON MARKETABLE SECURITIES, NET OF TAX                                   (267,032)            (268,217)
RECLASSIFICATION ADJUSTMENT                                                 (97,566)                --
                                                                       ------------         ------------
COMPREHENSIVE INCOME/(LOSS)                                            $    173,921         $    356,846
                                                                       ============         ============


























          See accompanying notes to consolidated financial statements.

                           THE FLAMEMASTER CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003


                                                                                                             UNREALIZED
                                                                                                             GAIN/(LOSS)
                                   PREFERRED STOCK           COMMON STOCK         ADDITIONAL                     ON
                                ---------------------   -----------------------    PAID-IN      RETAINED     MARKETABLE
                                 SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL      EARNINGS     ECURITIES     TOTAL
                                ---------   ---------   -----------   ---------   ----------   -----------   ---------   ----------

BALANCE SEPTEMBER 30, 2001           --     $    --       1,449,599   $  14,496   $3,337,058   $ 2,335,971   $(203,538)  $5,483,987

REDEMPTION OF COMMON STOCK
   WITH CASH                                                (13,914)  $    (139)  $  (32,545)  $   (52,284)  $    --     $  (84,968)

REDEMPTION OF COMMON STOCK
   WITH N/P                                                (120,362)  $  (1,204)  $ (284,789)  $  (465,638)  $    --     $ (751,631)

CASH DIVIDENDS ON COMMON STOCK
$.032 PER SHARE                                                                                $  (183,856)  $    --     $ (183,856)

STOCK ISSUED IN NOTES
   CONVERSION                                                92,387   $     924   $  294,944   $     --      $    --     $  295,868

UNREALIZED GAIN/(LOSS) ON
   SECURITIES, NET OF TAX                                                                                    $(268,217)  $ (268,217)

NET INCOME                                                                                     $   625,063   $    --     $  625,063

                                ---------   ---------   -----------   ---------   ----------   -----------   ---------   ----------
BALANCE, SEPTEMBER 30, 2002          --     $    --       1,407,710   $  14,077   $3,314,668   $ 2,259,256   $(471,755)  $5,116,246

REDEMPTION OF COMMON STOCK
   WITH CASH                                                (25,229)  $    (255)  $  (84,486)  $   (73,708)  $    --     $ (158,449)

REDEMPTION OF COMMON STOCK
   WITH N/P                                                    --     $    --     $     --     $      --     $    --     $     --

CASH DIVIDENDS ON COMMON STOCK
   $.032 PER SHARE                                                                $     --     $  (134,486)  $    --     $ (134,486)

PREFERRED STOCK ISSUED IN
   NOTES CONVERSION                41,038         410          --     $    --     $  741,590   $      --     $    --     $  742,000

CASH DIVIDENDS ON PREFFERED
   STOCK $.56 PER SHARE                                                           $     --     $    (5,745)  $    --     $   (5,745)

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX                                                                                       $ 204,723   $  204,723

NET INCOME                                                                                     $   538,519   $    --     $  538,519

                                ---------   ---------   -----------   ---------   ----------   -----------   ---------   ----------
BALANCE, SEPTEMBER 30, 2003        41,038   $     410     1,382,481   $  13,822   $3,971,772   $ 2,583,836   $(267,032)  $6,302,808
                                =========   =========   ===========   =========   ==========   ===========   =========   ==========



          See accompanying notes to consolidated financial statements.

                           THE FLAMEMASTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                     2003                 2002
                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                       $    538,519         $    625,063
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and Amortization                                                      56,543               52,875
    (Increase)decrease in Accounts Receivable                                          44,215              202,452
                                                                                       76,045              (92,212)
    (Increase)decrease in Reserve for Returns and Allowances                                0                    0
    (Increase)decrease in Notes Receivable                                            (66,888)                   0
    (Increase)decrease in Settlement Receivable                                            95               40,691
    (Increase)decrease in Prepaid Expenses and Other Assets                            (9,787)               1,024
    (Increase)decrease in Deferred Income Tax Assets Due To Operations                292,344              169,607
    (Increase)decrease in Other Investments                                            46,287                 --
    Increase(decrease) in Accounts Payable                                            (56,675)            (165,369)
    Increase(decrease) in Accrued Expenses                                            (35,450)              48,121
    Increase(decrease) in Income Taxes Payable                                         71,773             (110,212)
    Increase(decrease) in Deferred Income Tax Liabilities Due To Operations            15,723                5,332
    Increase(decrease) in Deferred Credits and Income                                    --                 (6,072)

                                                                                 ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             972,744              771,300
                                                                                 ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Property, Plant and Equipment                                        (33,899)            (116,432)
    (Increase)decrease in investment securities, net purchases & sales               (317,344)            (565,436)

                                                                                 ------------         ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (351,243)            (681,868)
                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of the Company's Common Stock                                         (158,449)            (836,599)
    Minority Interest                                                                   1,900                 --
    Increase (decrease) in notes payable                                             (787,100)             451,862
    Issuance of Common Stock                                                             --                295,868
    Issuance of Preferred Restricted Stock                                            742,000                 --
    Dividends paid for common stock                                                  (134,486)            (183,856)
    Dividends paid for preferred stock                                                 (5,745)                --

                                                                                 ------------         ------------
NET CASH USED IN FINANCING ACTIVITIES                                                (341,880)            (272,725)
                                                                                 ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  279,621             (183,293)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        1,942,284            2,125,577

                                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              2,221,905         $  1,942,284
                                                                                 ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                                     $     76,765         $     75,466
                                                                                 ============         ============
    Income taxes                                                                 $    281,000         $    436,500
                                                                                 ============         ============

          See accompanying notes to consolidated financial statements.

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

USE OF ESTIMATES: The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

REVENUE RECOGNITION: Sales are generally recorded by the company, including those made under ongoing contracts, at the time products are shipped. Revenues from royalties earned under licensing agreements are recognized in the period the royalties are earned.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES: Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, net of income taxes, until realized. At September 30, 2003, the Company had no investments that qualified as trading or held to maturity.

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

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - CONCENTRATION OF RISK
------------------------------

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash, cash equivalents and trade receivables.

As of September 30, 2003, the Company had approximately $431,000, $155,000, $126,000, $119,000 and $101,000 of cash and cash equivalents in five banks which exposes the Company to concentration of credit risk to the extent that each of these amounts exceed $100,000.

NOTE C - MARKETABLE SECURITIES
------------------------------

Marketable securities classified as current assets at September 30, 2003 include the following:

                                     Fair Value             Cost
                                    ------------        ------------
U.S. Treasury bonds                 $    214,367        $    198,400
Other government obligations              48,436              48,320
Corporate debt securities                302,880             314,428
Mortgage-backed securities               150,189             145,782
Marketable equity securities           2,581,826           2,620,384
                                    ------------        ------------
                                    $  3,297,698        $  3,327,314
                                    ============        ============

The contractual maturities of debt securities available for sale at September 30, 2002 as follows:

                                            Fair Value             Cost
                                           ------------        ------------

Due within one year                        $     21,240         $    23,129
Due after one year thru five years              100,666             113,678
Due after five years thru ten years             118,954             110,925
Due after ten years                             304,018             288,002
Not due at single maturity date                 170,994             171,196
                                           ------------        ------------
                                           $    715,872        $    706,930
                                           ============        ============

Gross unrealized holding gains and losses at September 30, 2003, were $250,274 and $316,620, respectively. Realized gains and losses from the sale of securities for the year ended September 30, 2003 were $121,418 and $23,852, respectively. Gross proceeds from the sale of securities for the year ended September 30, 2003 was $1,016,218.

NOTE D - INVENTORIES
--------------------

Inventories consist of the following:

                                            September 30,
                                  --------------------------------
                                      2003                2002
                                  ------------        ------------
Raw Materials                     $    451,844        $    580,947
Shipping Materials                     203,159             130,874
Finished Goods                         349,237             368,464
                                  ------------        ------------

                                  $  1,004,240        $  1,080,285
                                  ============        ============

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - AGREEMENT WITH PRODUCTS RESEARCH CORPORATION
-----------------------------------------------------

In August 1994, the Company signed a license agreement with PRC-DeSoto Int'l Corp, formerly known as Courtaulds Aerospace, Inc. Under the license agreement, Flamemaster was granted the right to use technical data obtained from Courtaulds in the production of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products with an annual minimum royalty of $25,000 in 1996 and each year thereafter through 2003. Royalties paid under this agreement were $43,166 in 2003, and $36,128 in 2002. The license agreement has been valued at $172,357 and is being amortized over 10 years, the term of the agreement.

Subsequent to year-end, the Company and PRC-Desoto, a division of PPG, have extended the license agreement through December 31, 2008 with two 30-month extensions at the mutual option of both parties.

NOTE F - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease that expires in September 30, 2006. The lease requires the Company to pay applicable property taxes, maintenance and insurance. Rent expense charged to operations were $200,532 in 2003 and $193,752 in 2002.

As of September 30, 2003, future minimum payments under this lease are:

               2004                              $    207,552
               2005                              $    214,812
               2006                              $    222,336
               Thereafter                        $       --
                                                 ------------
               Total                             $    644,700
                                                 ============

NOTE G - STOCK OPTIONS
----------------------

In April 2000, the Company's Board of Directors approved a stock option plan whereby directors and key personnel were granted options to purchase 35,000 of the Company's common stock or receive $.10 for each option to which they would otherwise be entitled. Employees and directors opted to receive 1,250 of the options. These options carry an exercise price of $7.125 per share. The options vested on December 31, 2000 and have a five-year term expiring April 30, 2005. As of September 30, 2003 no options have been exercised under this plan.

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

The following is a summary of stock option activity:

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         ------------------------------------------------------------------------
                                                 Options Outstanding                     Options Exercisable
                                         ------------------------------------------------------------------------
                                                           Weighted Average                       Weighted Average
                                              Shares        Exercise Price            Shares       Exercise Price
                                         ------------------------------------------------------------------------

Outstanding at September 30, 2001               1,250        $      7.125               1,250        $      7.125
Granted                                          --          $       --                  --          $       --
Forfeited                                        --          $       --                  --          $       --
                                         ------------------------------------------------------------------------
Outstanding at September 30, 2002               1,250        $      7.125               1,250        $      7.125
Granted                                          --          $       --                  --          $       --
Forfeited                                        --          $       --                  --          $       --
                                         ------------------------------------------------------------------------
Outstanding at September 30, 2003               1,250        $      7.125               1,250        $      7.125
                                         ========================================================================

The following is a summary of options outstanding and exercisable as of September 30, 2003:


----------------------------------------------------------------------------------------------------------------------------
                               Options Outstanding                                          Options Exercisable
----------------------------------------------------------------------------------------------------------------------------
                                            Weighted Average       Weighted Average                       Weighted Average
          Range of             Number           Remaining               Exercise            Number             Exercise
       Exercise Prices      Outstanding            Life                  Price            Exercisable            Price
----------------------------------------------------------------------------------------------------------------------------
           $7.125              1,250                1.6                  $7.125              1,250              $7.125

NOTE H - LITIGATION
-------------------

In February 1994 a suit was filed against the Company for an environmental claim related to property leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean up. The action was settled during January 1998. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company was required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. In August of 1998, Flamemaster completed its settlement obligation. The company is currently seeking reimbursement for these amounts with the UST cleanup fund, but cannot predict the outcome. No accrual for a possible reimbursement has been recorded at September 30, 2003.

The company is currently involved in no other litigation.

NOTE I - INCOME PER COMMON SHARE
--------------------------------

Basic income per share of common stock is based on the weighted average number of shares outstanding. Outstanding options were considered in the diluted earnings per share calculations using the treasury stock method, and outstanding convertible securities were considered using the if converted method. During fiscal 2003, preferred stock was issued in exchange for convertible notes. A conversion ratio of 2.7:1 was assumed in calculating earnings per share for these notes.

During 2002, the Company issued $100 convertible notes to reacquire some of its own common stock. A conversion ratio of 12.85:1 for these notes was assumed in calculating earnings per share for these notes. In June 2003, the Company called these notes and gave the note holders the option of redeeming the notes for cash or exchanging the notes for new $250 notes. A conversion ratio of 29:1 was assumed in calculating earnings per

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share for the $250 notes.

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

During 2003, the Company called the $100, $200 and $1000 notes. The call of the $100 Note gave note holders the option of redeeming the notes for cash, converting the note into 12.85 shares of restricted common stock or exchanging the notes for new $250 Notes. A conversion rate of 29:1 was assumed in calculating earnings per share for the $250 Notes.

The call of the $200 Note gave note holders the option of redeeming the notes for cash, converting the note into 57 shares of restricted common stock or exchanging the notes for new $500 notes. A conversion rate of 138:1 was assumed in calculating earnings per share for the $500 notes.

The call of the $1000 Note gave note holders the option of redeeming the notes for cash, converting the note into 150 shares of restricted common stock or exchanging the note for convertible preferred stock. The convertible preferred stock pays an annual dividend of $0.56 per share on a quarterly basis. A conversion ratio of 2.7:1 was assumed in calculating earnings per share for the convertible preferred stock.

NOTE J - INCOME TAXES
---------------------

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

The components of income tax expense are:

                                                                    Year Ended September 30,
                                                               --------------------------------
                                                                   2003                2002
                                                               ------------        ------------
               Current:
                   Federal                                     $    267,369        $    254,888
                   State and foreign                                 79,358              76,806
                                                               ------------        ------------
                                                                    346,727             331,694
               Deferred:
                   Net change in deferred tax asset                   2,371               2,087
                   Net change in deferred tax liability              15,723              10,756
                                                               ------------        ------------
                                                               $    364,821        $    344,537
                                                               ============        ============

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:

                                                            Year Ended September 30,
                                                       ---------------------------------
                                                           2003                 2002
                                                       ------------         ------------
               Federal statutory rate                         34.00%               34.00%
               Increases (decrease):
               California franchise tax, net of
                   Federal income tax benefit                  5.83%                5.83%
               Dividends                                     -1.72%               -1.54%
               Tax credits                                     0.75%              -1.99%
               Other                                           1.49%              -0.77%
                                                       ------------         ------------
                                                              40.35%               35.53%
                                                       ============         ============

NOTE K - PROFIT-SHARING PLAN AND 401(K)
---------------------------------------

Through 2002, the Company contributed to a profit-sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions were made from net profits as determined by the Board of Directors. Profit-sharing expense, which equals contributions, was $37,000 in 2002.

During fiscal 2003, the Company implemented a 401(k) plan under which employees may make voluntary contributions. The Company matches 25% of each participant's contribution to the plan, up to 4% of the participant's annual salary. Additionally, at the Board's discretion, the Company may contribute an additional 3% of each employee's salary to the plan. Total contributions by the Company under this plan during 2003 were $38,600.

NOTE L - SALES INFORMATION AND MAJOR CUSTOMERS
----------------------------------------------

Sales of aircraft sealants increased to $4,429,596 from $4,410,777 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) increased to $339,498 from $285,966 the previous year.

During the fiscal year ended September 30, 2003, an agency (General Services Administration) of the United States Government accounted for $1,504,442 (31.37%) of sales as compared to $1,275,297 (27.01%) in 2002. There was one other major customer in 2003 totaling $837,732 in sales or 17.47%. No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

                                                  Year Ended September 30,
                                                ---------------------------
                                                   2003              2002
                                                ---------         ---------

Export sales                                    $ 280,914         $ 280,050
Royalty income                                  $   2,935         $   7,416

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - RELATED PARTIES
------------------------

Altius Investment Corporation owns approximately 23% of the Company's outstanding common shares. Two of the five members of the board, including the Company's President and Chairman, who also serves as Altius Investment Corporation's Chairman, are members of the Altius Investment Corporation's Board of Directors.

NOTE N - LONG-TERM DEBT
-----------------------

On October 23, 1997, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the Flamemaster Preferred stock at $5.95 per share pursuant to the terms of the issue. The Board also approved an alternative whereby shareholders could elect to tender their preferred shares for $10 notes paying interest only until maturity at an annual interest rate of 5.6%. The notes were for a term of 5 years and were to mature on December 31, 2002. The notes were convertible into common stock at a ratio of 2.472 to 1. The notes were required to be held for at least 1 year before they could be converted, and were callable at $8.00 after 1 year, $8.50 after 2 years, $9.00 after 3 years, $9.50 after 4 years, and $10.00 after 5 years. Pursuant to the calling of the preferred shares, 7,050 shares were redeemed at a cost of $25,000, 14,118 preferred shares were converted into 34,898 shares of common stock, and 47,082 preferred shares were converted into notes. The Company recorded the notes at $376,656, which reflected the 47,082 shares converted into notes at $8 per share, the amount at which the Company could call the notes after 1 year.

On April 18, 2002, the Flamemaster Corporation Board of Directors approved the calling (redemption) of these convertible notes at a price of $9.50 per note. The $9.50 notes were called on June 1, 2002 and converted into common restricted stock at a ratio of 2.96646 shares of common stock for each note. Pursuant to the calling of the convertible notes, holders of the notes had the option of converting into common restricted stock, cash, or a combination of stock, cash and a new $200 note yielding 5% annually. These new $200 notes were convertible into 57 shares of common restricted stock with dilution protection, and were due on June 30, 2012. The $200 notes were converted at a ratio of 21.053 $9.50 notes to one $200 note. As a result of this call, the Company issued 91,389 shares of common restricted stock, paid $27,410 in cash and issued 648 $200 notes.

During September 2002, the company purchased and retired 142,436 shares of its common stock for $24,800 cash plus 8,250 $100 convertible notes. Each note was convertible into 12.85 shares of common stock and pays interest at 5%. Interest only is payable quarterly on these notes. At September 30, 2002 these notes were valued at $100 each, or a total of $825,000.

On June 6, 2002, the Flamemaster Corporation Board of Directors authorized an issuance of $1000 convertible notes. These $1000 notes were convertible into 150 shares of common restricted stock with dilution protection, due on June 30, 2010. The $1000 notes were available for 160 shares of common stock and paid 4.25% interest, quarterly. These notes also participated in profits and would have received a 0.75% bonus in any fiscal year the Company earned over $1.5 million pre-tax. As a result of this issuances, the Company issued 746 $1000 notes.

The $100 notes paid interest of $41,242, annually, the $200 notes paid interest of $6,480, annually and the $1000 notes paid interest of $31,704, annually.

On June 26, 2003, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the outstanding $100, $200 and $1000 Notes.

The $100 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 12.85 shares of restricted common stock. The Board also approved an alternative, whereby the note holder may elect to exchange the $100 Note for new $250 Notes at a ratio of 2.5:1. The new

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$250 Notes pay 4.5% interest per year and are convertible into 29 shares of restricted common stock with dilution protection, due in August 2009. As a result of this call, the Company redeemed 350 $100 Notes for cash, or $35,000 and converted the remaining 7,900 $100 Notes to 3,160 $250 Notes. The $250 Notes pay interest of $35,550, annually.

The $200 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 57 shares of restricted common stock. The Board also approved an alternative, whereby the note holder may elect to exchange the $200 Note for new $500 Notes at a ratio of 2.5:1. The new $500 Notes pay interest at 4.5% per year and are convertible into 138 shares of restricted common stock with dilution protection, due on June 20, 2011. As a result of this call, the Company redeemed 28 $250 Notes and fractional shares for cash, or $6,100 and converted the remaining 620 $200 Notes to 247 $500 Notes. The $500 Notes pay interest at $5,558, annually.

The $1000 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 150 shares of restricted common stock. The Board of Directors also approved an alternative, whereby the note holder may elect to exchange the $1000 Note into Non Voting $0.01 par value preferred stock, which pays a $0.56 cumulative dividend and is convertible after one year into 2.7 shares of restricted common stock. As a result of this call, the Company redeemed 4 $1000 Notes and fractional shares for cash, or $4,010 and converted the remaining 742 $1000 Notes to 41,038 shares of preferred stock.

NOTE O - SUBSEQUENT EVENTS
--------------------------

On November 11, 2003, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the outstanding $250 and $500 Notes along with the non-voting preferred shares. The $250 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 29 shares of restricted common stock. The $500 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 138 shares of restricted common stock. The non-voting preferred shares were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash in the amount of $18 per share or convert the stock into 2.7 shares of restricted common stock.

On November 18, 2003, the Company announced its Board of Directors approved the spin-off of its subsidiary, StarBiz Corporation. The spin-off of StarBiz will take the form of a stock dividend to be distributed December 30, 2003 to shareholders of record December 5, 2003. The Company's shareholders will receive one restricted common share of StarBiz stock for every 120 shares of the Company's stock. Fractions will be paid in cash at the rate of $1.25 for each Company share owned. No fractional shares will be issued.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  THE FLAMEMASTER CORPORATION
                                           Registrant


                                  /s/ Joseph Mazin
                                  ---------------------------
                                  Joseph Mazin,
                                  Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

                                  Date: December 18, 2003


                                  /s/ Leon Gutowicz
                                  ---------------------------
                                  Leon Gutowicz,
                                  Director

                                  Date: December 18, 2003


                                  /s/ Donna Mazin
                                  ---------------------------
                                  Donna Mazin,
                                  Director

                                  Date: December 18, 2003


                                  /s/ Mary Kay Eason
                                  ---------------------------
                                  Mary Kay Eason,
                                  Treasurer & Secretary

                                  Date: December 18, 2003