Form 10QSB
period 2003-12-31
FLAMEMASTER CORP
filed 2004-02-10
CIK 37358

================================================================================


                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED: DECEMBER 31, 2003
                                         -----------------


                           COMMISSION FILE NO: 0-2172




                           THE FLAMEMASTER CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



            NEVADA                                             95-2018730
-------------------------------                              --------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           identification Number)




                 11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
                 -----------------------------------------------
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

                             YES [X]         NO  [_]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        December 31, 2003          1,612,209
                        ------------------------------------

================================================================================

Item 1 Financial Information
Item 1 Financial Statement

                           THE FLAMEMASTER CORPORATION
                             CONDENSED BALANCE SHEET


                                                                   DECEMBER 31,
                                                                       2003
                                                                   (UNAUDITED)
                                                                   ------------
ASSETS:

CURRENT ASSETS:
--------------
Cash and cash equivalents                                          $  2,052,990
Marketable securities                                                     2,846
Accounts receivable, less
  allowance of $5,000                                                   461,502
Notes Receivable                                                         38,669
Inventories                                                             983,930
Prepaid expenses                                                         30,591
Deferred income taxes                                                    19,426
Other Investments                                                       303,713
                                                                   ------------

    TOTAL CURRENT ASSETS:                                             3,893,667

Machinery & improvements, net
  of accumulated depreciation                                           154,304
License agreement, net of
  accumulated amortization                                               18,303
                                                                   ------------
    TOTAL ASSETS                                                   $  4,066,274
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
-------------------
Accounts payable                                                   $    116,704
Accrued liabilities                                                       9,176
Income taxes payable                                                     43,959
Deferred tax liability                                                   23,446
                                                                   ------------
    TOTAL CURRENT LIABILITIES:                                          193,285


SHAREHOLDERS' EQUITY:
--------------------
COMMON STOCK, par value, $.01 per
  share, authorized 6,000,000 shares;
  issued and outstanding 1,612,209
  shares at 12/31/03                                                     16,132
Additional paid-in Capital                                            3,788,195
Retained earning                                                         72,692
Allowance for marketable securities                                      (4,030)
                                                                   ------------
    TOTAL STOCKHOLDERS' EQUITY                                     $  3,872,989
                                                                   ------------
    TOTAL LIABILITY AND EQUITY                                     $  4,066,274
                                                                   ============



See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,




                                                      2003              2002
                                                  ------------      ------------

Net Sales                                         $  1,056,624      $  1,111,883
Royalties                                                  675                78
Interest and Other Income                               17,260            64,495
                                                  ------------      ------------
Total Revenues                                       1,074,559         1,176,456
                                                  ============      ============

Costs and expenses:
  Cost of Sales                                        559,545           596,627
  Selling                                               79,114            89,451
  General and administrative                           188,981           166,353
  Laboratory                                           103,251            95,796
  Other (income)/ Expenses, Net                         10,483             8,426
  Interest on Convertible Notes                          7,314            19,859
                                                  ------------      ------------
Total Costs and Expenses                               948,688           976,512
                                                  ------------      ------------

Income before income taxes                             125,871           199,944

Income taxes                                            53,179            70,135
                                                  ------------      ------------
Net income                                              72,692           129,809


Other comprehensive income
  Net of income taxes
Unrealized holding gains (losses)                       (4,030)          540,457
                                                  ------------      ------------
Comprehensive Income                              $     68,662      $    670,266
                                                  ============      ============
Net income per share, basic                       $        .05      $        .09
                                                  ============      ============



Weighted average shares outstanding:
   Basic                                             1,551,921         1,404,254
                                                  ============      ============
   Diluted                                                 N/A         1,659,103
                                                  ============      ============




See notes to condensed financial statements

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,



                                                                       2003
                                                                   ------------
Net cash provided (used) by operating activities:                  $    233,887
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements                                     23,970
Net purchases and sales of investment securities                         40,718
Other investments                                                      (303,713)
                                                                   ------------
NET CASH USED IN INVESTING ACTIVITIES:                                 (239,025)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                                              (913,500)
Issuance of Company's Common Stock                                    1,574,930
Dividends paid                                                          (81,307)
Minority Interest                                                        (1,900)
Repurchase of preferred restricted stock                               (742,000)
                                                                   ------------
NET CASH USED IN FINANCING ACTIVITIES                                  (163,777)
                                                                   ------------


NET INCREASE, (DECREASE), IN CASH                                      (168,915)


Cash, beginning of period                                             2,221,905
                                                                   ------------
Cash, end of period                                                $  2,052,990
                                                                   ============


Cash paid during period for income taxes                           $     20,000

Cash paid during period for interest expense                       $      7,314

Non cash investing and financing activities
    Issuance of subsidiary stock as dividend                       $  3,515,400







See notes to Condensed Financial Statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2003





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




Note 2:   BASIS OF PRESENTATION:

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2003 are not indicative of the results that may be expected for the year ending September 30, 2004.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2003





Note 3:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          INVESTMENT IN DEBT AND EQUITY SECURITIES:
          The Company adopted Statement of Financial Accounting Standards No:
          115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At December 31, 2003 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                           THE FLAMEMASTER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2003





Note 4:   Inventories are summarized as follows:
                                                              DECEMBER 31,
                                                                  2003
                                                              ------------
          Raw materials                                       $    403,728
          Shipping materials                                       171,777
          Finished goods                                           408,425
                                                              ------------
                                                              $    983,930
                                                              ============



Note 5: During the three months ended December 31, 2003, the Company purchased 9,901 shares of its outstanding common stock at a cost of $ 74,288.



Note 6:   MARKETABLE SECURITIES:

          Marketable securities classified as current assets at December 31, 2003 include the following:

                                            FAIR VALUE            COST
                                           ------------       ------------
          Corporate debt securities        $      2,835       $      9,544
          Marketable equity securities               11
                                           ------------       ------------
                                           $      2,846       $      9,544
                                           ============       ============



          The contractual maturities of debt securities available for sale at December 31, 2003 is as follows:

                                            FAIR VALUE            COST
                                           ------------       ------------
          Not due at single maturity date  $      2,835       $      9,544
                                           ------------       ------------
                                           $      2,835       $      9,544
                                           ============       ============


Gross unrealized holding gains and losses at December 31, 2003 were $11 and $6,709, respectively. Realized gains and losses from the sale of securities for the three months ended December 31, 2003 were $10,279 and $763 respectively.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2003







Note 7:   DIVIDENDS

          On December 5, 2003, the Company declared the divestiture of its investment and management subsidiary, StarBiz Corporation. The divestiture of StarBiz takes the form of a stock dividend to Flamemaster shareholders who received one StarBiz share for every 120 (one hundred and twenty) Flamemaster shares owned. This distribution is included as changes against retained earnings of $2,409,259 and to additional paid in capital of $1,106,141. No fractional shares were issued. Fractional shares were paid in cash at $150 per share for total cash dividends of $32,096.

THE FLAMEMASTER CORPORATION

Item 2:
Management's Discussion and Analysis of Financial Condition
------------------------------------------------------------
and Results of Operations:
--------------------------
December 31, 2003 compared to September 30, 2003 and
December 31, 2003 compared to December 31, 2002.




FINANCIAL CONDITION AND LIQUIDITY:
----------------------------------

The Company's financial condition is strong with current assets of $3,893,667 compared to current liabilities of $193,285 at December 31, 2003 for a current ratio of 20 to 1. Working capital stood at $3,700,382 on December 31, 2003 compared to $7,008,375 at September 30, 2003. The Decrease is attributable to the spin-off of StarBiz in December of 2003 to the Company's shareholders holding 120 shares or more, fractions were paid in cash. Cash and cash equivalents and marketable securities decreased to $2,055,836 from $5,519,603 at fiscal year end September 30, 2003, also as a result of the StarBiz spin-off. Accounts receivable decreased moderately to $461,502 from $543,484 in the prior year's quarter ended December 31, 2002. Inventories were also lowered moderately to $983,930 from $1,046,252 on December 31, 2002 and $1,004,240 at year end
September 30, 2003 due to a faster turn over.

Revenues for the December 31, 2003 quarter declined to $1,074,559 from $1,176,456 in the year earlier period. The spin-off of StarBiz accounted for a decline in interest and investment income to $17,260 from $64,495 for the 2003 quarter to 2002 quarter comparison. Sales of Aircraft Sealants remained steady, while flame retardant coatings declined slightly.

Management believes that Future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

Flamemaster paid a $.032 dividend on the Company's common stock during the quarter, however, future dividends are expected to be adjusted to reflect the spin-off of StarBiz.

RESULTS OF OPERATIONS:
----------------------

For the three months ended December 31, 2003, net income declined to $72,692 from $129,809 or $.05 per share vs $.09 per share in the year earlier period. The decline in earnings was due to higher raw material costs, higher health insurance costs and increased reporting requirements of the SEC and NASDAQ.

Laboratory costs, including Research and Development for the quarter increased to $103,251 from $95,796 in the year earlier quarter due to increased product development costs. General and Administrative expenses increased moderately to $188,981 from $166,353 in the prior year due to increased salaries, while selling expenses declined moderately to $79,114 from $89,451 in the year earlier.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         THE FLAMEMASTER CORPORATION
                                         ---------------------------------------
                                                     (Registrant)



DATE:
February 9, 2004                         /s/ JOSEPH MAZIN
----------------                         ---------------------------------------
                                                     (Signature)
                                         Joseph Mazin, President and Chairman
                                         And Chief Executive Officer And Chief
                                         Financial Officer




DATE:
February 9, 2004                         /s/ MARY KAY EASON
----------------                         ---------------------------------------
                                                     (Signature)
                                         Mary Kay Eason, Treasurer and Secretary





DATE:
February 9, 2004                         /s/ DONNA MAZIN
----------------                         ---------------------------------------
                                                     (Signature)
                                         Donna Mazin, Director