Form 10QSB
period 2004-03-31
FLAMEMASTER CORP
filed 2004-05-12
CIK 37358

================================================================================



                                   FORM 10-QSB



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR QUARTER ENDED: MARCH 31, 2004               COMMISSION FILE NO: 0-2172
                      --------------                                   ------



                           THE FLAMEMASTER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)




            NEVADA                                              95-2018730
-------------------------------                           ----------------------
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

                        YES    X                 NO
                        --------                 --------




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        March 31, 2004          1,612,195
                        ---------------------------------


================================================================================

Item 1   Financial Information
Item 1   Financial Statement

                           THE FLAMEMASTER CORPORATION
                             CONDENSED BALANCE SHEET


                                                                    MARCH 31,
                                                                      2004
                                                                   (UNAUDITED)
                                                                  ------------
ASSETS:

CURRENT ASSETS:
---------------
Cash and cash equivalents                                         $  1,913,153
Marketable securities                                                   49,340
Accounts receivable, less allowance of $5,000                          704,795
Notes Receivable                                                        31,022
Income tax receivable                                                    9,705
Inventories                                                          1,100,523
Prepaid expenses                                                        36,964
Deferred income taxes                                                   19,334
Other investment                                                       303,713
                                                                  ------------
TOTAL CURRENT ASSETS:                                                4,168,549

Machinery & improvements, net of Accumulated
  depreciation                                                         142,503
License agreement, net of accumulated Amortization                      17,389
                                                                  ------------
TOTAL ASSETS                                                      $  4,328,441
                                                                  ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
--------------------
Accounts payable                                                  $    277,242
Accrued liabilities                                                     70,195
Deferred tax liability                                                  20,577
                                                                  ------------
TOTAL CURRENT LIABILITIES:                                             368,014



SHAREHOLDERS' EQUITY:
---------------------

COMMON STOCK, par value, $.01 per share,
  authorized 6,000,000 shares; issued and
  outstanding 1,612,195 shares at 03/31/04                              16,132
Additional paid-in Capital                                           3,788,161
Retained earning                                                       159,834
Allowance for marketable securities                                     (3,700)
                                                                  ------------
TOTAL STOCKHOLDERS' EQUITY                                        $  3,960,427
                                                                  ------------

TOTAL LIABILITY AND EQUITY                                        $  4,328,441
                                                                  ============


See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                          THREE MONTHS ENDED MARCH 2004




                                                  2004                 2003
                                              ------------         ------------

Net sales                                     $  1,224,709         $  1,163,147
Royalties                                              124                  110
Interest and Other Income                            6,307               68,701
                                              ------------         ------------
Total Revenues                                   1,231,140            1,231,958
                                              ============         ============
Costs and expenses:
   Cost of sales                                   647,131              623,373
   Selling                                          78,116               97,257
   General and administrative                      212,381              184,639
   Laboratory costs                                101,204              102,400
   Other expenses                                   15,206               30,768
                                              ------------         ------------
Total costs and expenses:                        1,054,038            1,038,437
                                              ------------         ------------

Income before income taxes                         177,102              193,521

Income taxes                                        53,357               69,483
                                              ------------         ------------
Net income                                         123,745              124,038

Other comprehensive income
   Net of income tax
Unrealized Holding Gains (Losses)                      330             (551,533)
                                              ------------         ------------
Comprehensive Income                          $    124,075         $   (427,495)
                                              ============         ============

Net income per share, basic                   $        .08         $        .09
                                              ============         ============



Weighted average shares outstanding:
   Basic                                         1,612,197            1,448,557
                                              ============         ============
   Diluted                                             N/A            1,492,097
                                              ============         ============


See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,




                                                  2004                 2003
                                              ------------         ------------

Net Sales                                     $  2,281,333         $  2,275,030
Royalties                                              798                  189
Interest and Other Income                           23,570              133,196
                                              ------------         ------------
Total Revenues                                   2,305,701            2,408,415
                                              ============         ============
Costs and expenses:
  Cost of Sales                                  1,206,676            1,219,999
  Selling                                          157,230              186,708
  General and administrative                       383,059              350,992
  Laboratory                                       222,758              198,196
  Other (income)/ Expenses, Net                     25,689               19,336
  Interest on Convertible Notes                      7,314               39,718
                                              ------------         ------------
Total Costs and Expenses                         2,002,726            2,014,949
                                              ------------         ------------

Income before income taxes                         302,975              393,466

Income taxes                                       106,536              139,618
                                              ------------         ------------
Net income                                         196,439              253,848


Other comprehensive income
  Net of income taxes
Unrealized holding gains (losses)                   (3,700)            (551,533)
                                              ------------         ------------
Comprehensive Income                          $    192,739         $   (297,685)
                                              ============         ============

Net income per share, basic                   $        .13         $        .18
                                              ============         ============


Weighted average shares outstanding:
  Basic                                          1,573,815            1,402,126
                                              ============         ============
  Diluted                                              N/A            1,656,975
                                              ============         ============




See notes to condensed financial statements

                           THE FLAMEMASTER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,




                                                                      2004
                                                                  ------------

Net cash provided (used) by operating activities:                 $    179,478
                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements                                    21,342
Net purchases and sales of investment securities                        (4,893)
Other Investments                                                     (303,713)
                                                                  ------------
NET CASH USED IN INVESTING ACTIVITIES:                                (287,264)
                                                                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Company's Common Stock                                   1,574,821
Dividends paid                                                        (118,387)
Notes Payable                                                         (913,500)
Minority interest                                                       (1,900)
Issuance of Preferred Restricted Stock                                (742,000)
                                                                  ------------
NET CASH USED IN FINANCING ACTIVITIES                                 (200,966)
                                                                  ------------


NET INCREASE, (DECREASE), IN CASH                                     (308,752)

Cash, beginning of period                                            2,221,905
                                                                  ------------
Cash, end of period                                               $  1,913,153
                                                                  ============


Cash paid during period for income taxes                          $    130,000

Cash paid during period for interest expense                      $      7,314





See notes to Condensed Financial Statements.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004



Note 1:   FORWARD-LOOKING AND CAUTIONARY STATEMENTS
          -----------------------------------------

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



Note 2:   BASIS OF PRESENTATION:
          ---------------------

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2004 are not indicative of the results that may be expected for the year ending September 30, 2004.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004




Note 3:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          ------------------------------------------

          INVESTMENT IN DEBT AND EQUITY SECURITIES:
          The Company adopted Statement of Financial Accounting Standards No:
          115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At March 31, 2004 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                           THE FLAMEMASTER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


Note 4:   Inventories are summarized as follows:

                                                                  March 31,
                                                                    2004
                                                                 ----------
          Raw materials                                          $  548,953
          Shipping materials                                        158,691
          Finished goods                                            392,879
                                                                 ----------
                                                                 $1,100,523
                                                                 ==========


Note 5: During the three months ended March 31, 2004, the Company purchased 14 shares of its outstanding common stock at a cost of $74.


Note 6:   MARKETABLE SECURITIES:
          Marketable securities classified as current assets at March 31, 2004 include the following:

                                                  Fair Value        Cost
                                                  ----------     ----------
          Corporate debt securities               $    2,885     $    9,544
          Mortgage backed securities                  25,486         25,000
          Marketable equity securities                20,969         20,952
                                                  ----------     ----------
                                                  $   49,340     $   55,496
                                                  ==========     ==========


          The contractual maturities of debt securities available for sale at March 31, 2004 is as follows:

                                                  Fair Value        Cost
                                                  ----------     ----------
          Not due at single maturity date         $    2,885     $    9,544
                                                  ----------     ----------
                                                  $    2,885     $    9,544
                                                  ==========     ==========


Gross unrealized holding gains and losses at March 31, 2004 were $503 and $6,659, respectively. There were no gains and losses from the sale of securities for the three months ended March 31, 2004.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004





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

THE FLAMEMASTER CORPORATION


Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations:
          ----------------------

          March 31, 2004 compared to September 30, 2003 and
          March 31, 2004 compared to March 31, 2003.


FINANCIAL CONDITION AND LIQUIDITY:
----------------------------------

The Company's financial condition is strong with current assets of $4,168,549 compared to current liabilities of $368,014 at March 31, 2004 for a current ratio of more than 11.3 to 1. Working capital stood at $3,800,535 on March 31, 2004 compared to $7,008,375 at September 30, 2003. The decrease is attributable to the divestiture of StarBiz in the form of a stock dividend. Accounts receivable increased moderately to $704,795 from $640,047 in the prior year's quarter ended March 31, 2003. Inventories were up modestly to $1,100,523 from $1,032,856 on March 31, 2003 and $1,004,240 at year-end September 30, 2003 in order to handle the increased order flow.

Revenues for the March 31, 2004 quarter remained steady at $1,231,140 from the $1,231,958 in the year earlier period. For the six months period ended March 31, 2004 revenues were $2,305,701 as compared to $2,408,415 the modest decline were attributable to lower interest and investment income. Sales of aircraft sealant expanded slightly, while coatings declined slightly.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

Flamemaster paid a .023 dividend in the Company's common stock during the quarter, however future dividends will be adjusted to reflect the 12.5% stock dividend paid on May 7, 2004.

RESULTS OF OPERATIONS:
----------------------

For the three months ended March 31, 2004, net income remained steady at $123,745 compared to $124,038 in the year earlier period. For the six-month period, net income declined to $196,439 from $253,848 or $.13 per share vs. $.18 per share in the prior year's period. The decline in earnings was due to higher health insurance costs and increased reporting requirements of the SEC and NASDAQ. Laboratory costs, including Research and Development for the quarter were steady at $101,204 from $102,400 in the year earlier quarter, but for the six months Laboratory expenses rose moderately to $222,758 from $198,196 the year before, due to increased product development costs and testing costs for new qualifications. General and Administrative expenses also increased moderately to $212,381 in the quarter from $184,639 of the prior year, while the six months G & A expense climbed to $383,059 from $350,992 in the 2003 period. The increases were due to increased salaries and rent expense.

SIGNATURES:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             THE FLAMEMASTER CORPORATION
                                        ---------------------------------------
                                                     (Registrant)





DATE:  May 7, 2004                      /s/ JOSEPH MAZIN
       -----------                      ---------------------------------------
                                                 (Signature)
                                        Joseph Mazin, President and Chairman
                                        and Chief Executive Officer and Chief
                                        Financial Officer




DATE:  May 7, 2004                      /s/ MARY KAY EASON
       -----------                      ---------------------------------------
                                                 (Signature)
                                        Mary Kay Eason, Treasurer and Secretary





DATE:  May 7, 2004                      /s/ DONNA MAZIN
       -----------                      ---------------------------------------
                                                 (Signature)
                                        Donna Mazin, Director