Form 10KSB/A
period 2003-09-30
FLAMEMASTER CORP
filed 2004-06-24
CIK 37358

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K SBA


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 2003          Commission File No: 0-2712




                           THE FLAMEMASTER CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                NEVADA                                        95-2018730
   -------------------------------                          -------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates at May 20, 2004 was $3,434,883.

As of May 20, 2004, there were 1,810,257 shares of common stock, $.01 par value, outstanding.

================================================================================

                                EXPLANATORY NOTE

This Amendment number 1 on Form 10 KSB/A amends and supplements the Company's Annual Report on Form 10 KSB for the year ended September 30, 2003, originally filed on December 19, 2003.

The Company has amended the aggregate market value of common stock held by non-affiliates and the outstanding shares of common stock listed on the first page to reflect the most recent information.

 Also, the Company to include the information required in Part III, Item 9, 10, and 11 as listed in the Company's definitive proxy statement for the year ending September 30, 2003. Accordingly, the refer statement on the cover page has been deleted.

Item 13, Exhibits and Reports on Form 8-K, has been amended to include the Report of Independent Auditor - Sarna & Company for financial statements for year 2003. Report of Independent Auditors - Beckman Kirkland & Whitney on 2002 financial statements.

Sarna & Company has re-audited our September 30, 2003 Form 10-KSB as discussed in our 8-K/A filing dated May 5, 2004. Sarna and Company is a registered member of the Public Company Accounting Oversight Board (PCAOB).

The date on the Signature page and Exhibit 31, and Exhibit 32 has changed to reflect the date of earliest event reported.

Except as set forth above, we have not made any changes to, nor updated any disclosures contained in the 2003 Form 10 KSB.

                                TABLE OF CONTENTS




PART I                                                                      PAGE
------                                                                      ----

Item 1    Business .........................................................   3
Item 2    Properties .......................................................   7
Item 3    Legal Proceedings ................................................   7
Item 4    Submission of Matters to a Vote of Security Holders ..............   7




PART II
-------

Item 5    Market for Registrant's Common Stock and Related
          Stockholder Matters ..............................................   8
Item 6    Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................   9
Item 7    Financial Statements and Supplementary Data ......................  11
Item 8    Disagreements on Accounting and Financial Disclosure .............  11




PART III
--------

Item 9    Directors and Executive Officers of the Registrant ...............  12
Item 10   Executive Compensation ...........................................  13
Item 11   Security Ownership of Certain Beneficial Owners
          and Management ...................................................  13
Item 12   Certain Relationships and Related Transactions ...................  13
Item 13   Exhibits and Reports on Form 8-K .................................  14




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


                                          Low Bid                High Bid
                                          -------                --------
October-December 2002                      $6.13                   $7.62
January-March 2003                         $6.17                   $6.55
April-June 2003                            $6.24                   $7.00
July-September 2003                        $5.85                   $6.95


October-December 2001                      $5.17                   $7.29
January-March 2002                         $5.83                   $7.09
April-June 2002                            $5.80                   $6.85
July-September 2002                        $6.13                   $7.09



The stock price as of December 15, 2003 was $6.00 bid and $6.52 asked.

As of December 15, 2003, there were approximately 900 beneficial holders of Registrant's common stock.

The common stock dividend was increased on January 6, 2000 from $.03 to $.032 per quarter. The quarterly common stock dividend remained constant throughout 2003 at $.032. 2004 dividends will be adjusted to reflect the spin-off of StarBiz, causing the Flamemaster dividend pay-out to be reduced to reflect the lower income from investment activity. However, the combined lower Flamemaster dividend and the announced intent of StarBiz to issue a dividend should combine to approximate the prior year dividend pay out, however, Flamemaster cannot guarantee that StarBiz will pay any dividend.

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



ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MAY 20, 2004.

                                                          Director of     Common         Percentage
                                                            Company      Bennefic-        of class
     Name                  Age         Occupation            Since      ally Owned        (Common)
----------------          -----    -------------------       -----      ----------        --------
William Deutsch            77      Retired Businessman        1998         2,256            .12%

Leon Gutowicz              85      Officer,Director           1984        86,743           4.79%
                                   Charitable
                                   Organization

Joseph Mazin               57      President, CEO,            1982       800,989(1,2)     44.25%
                                   CFO and Chairman

Donna Mazin                56      President                  1993       779,177(1)       43.04%
                                   Altius Investment

Joshua M. Mazin            25      Vice President             2004         4,115            .23%
                                   Administration

Bishop George Vlahos       63      Retired Businessman        2004        60,750           3.36%

Stuart Weinstein           55      Vice President             1997        19,800           1.09%
                                   PTL Realty
All Officers and
Directors as a group                                                     491,462          27.15%
(10)

1) Includes 469,082 shares (inclusive) owned of record by Altius Investment Corp, and StarBiz Corp., entities of which Mr. Mazin is a principal and/or has voting control.

2) Includes 21,812 shares owned by the Company's Profit Sharing Plan. Mr. Mazin is trustee of this plan and has voting control.

ITEM 10.  EXECUTIVE COMPENSATION

The following table includes information as to all directors and executive officers of the Company who received more than $100,000 in remuneration during each of the last three fiscal years.

Name and Principal      Fiscal     Salary      Restricted       All other
Position                 Year         $            $          Compensation
-------------------     ------     -------     ----------     ------------
Joseph Mazin             2003      187,345         --              --
Chairman, President      2002      180,740         --              --
And Chief Executive      2001      176,288         --              --



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's common stock as of May 20, 2004. To the Company's knowledge, the individuals or groups shown in the table are the only persons who held more than 5% of the Company's common stock at that date.

 Name and address              Amount and nature of         Percentage of
of Beneficial Owner            Beneficial Ownership         Class Common
-------------------            -------------------          -------------
Altius Investment                    466,416                     25.77%
11120 Sherman Way
Sun Valley, CA 91352

Joseph & Donna Mazin                 800,989 (a,b)               44.25%
11120 Sherman Way
Sun Valley, CA 91352

Directors and Officers               491,462                     27.15%
As a Group (10)

a) Joseph & Donna Mazin share voting control of the Flamemaster shares held by Altius Investment and other affiliates.

b) Includes 490,894 shares (inclusive) owned of record by Altius Invest. Corp., Flamemaster Profit Sharing Plan, and StarBiz Corporation, entities of which Mr. Mazin is a principal and/or has voting control.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 25% of the Company's outstanding common shares. Three of the seven members of the board are on the Altius Investment Corporation's Board of Directors. The Company's President and Chairman is Chairman of the Altius Investment Corporation as well.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          1. Financial Statements
             --------------------

             The following financial statements are included in Part II, Item 8:

             o Report of Independent Auditors - Sarna & Company on 2003 financial statements.

             o Report of Independent Auditors - Beckman Kirkland & Whitney on 2002 financial statements.

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

             o   Notes to Financial Statements.


          2. Financial Statement Schedules
             -----------------------------

             o   Schedule II - Valuation and Qualifying Accounts.


          3. Exhibits
             --------

             o Exhibit II - Statement regarding computation of per share earnings.
             o   Exhibit 31- Section 302 Certification of Executive Officers.
             o   Exhibit 32-Section 906 Certification of Executive Officers.


All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto. Separate financial statements of the Registrant have been omitted because the Registrant meets the requirements that permit omission.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders
The Flamemaster Corporation


We have audited the accompanying consolidated balance sheet of The Flamemaster Corporation and Subsidiary as of September 30, 2003 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Flamemaster Corporation and subsidiary as of September 30, 2003, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Sarna & Company Certified Public Accountants
Sarna & Company Certified Public Accountants
June 14, 2004
Westlake Village, California

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





November 26, 2002


Board of Directors and Shareholders
The Flamemaster Corporation and Subsidiary
Los Angeles, California

We have audited the accompanying statements of income, comprehensive income, shareholders' equity, and cash flows of The Flamemaster Corporation and Subsidiary for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the results of operations and cash flows of The Flamemaster Corporation and Subsidiary at September 30, 2002 in conformity with U. S. generally accepted accounting principles.





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

                           THE FLAMEMASTER CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003

                                                                                                          UNREALIZED
                           PREFERRED STOCK             COMMON STOCK           ADDITIONAL                GAIN/(LOSS) ON
                     -------------------------   -------------------------     PAID-IN       RETAINED     MARKETABLE
                        SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       EARNINGS     SECURITIES      TOTAL
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE,
SEPTEMBER 30, 2001            --   $        --     1,449,599   $    14,496   $ 3,337,058   $ 2,335,971   $  (203,538)  $ 5,483,987

REDEMPTION OF
COMMON STOCK
WITH CASH                                            (13,914)  $      (139)  $   (32,545)  $   (52,284)  $        --   $   (84,968)

REDEMPTION OF
COMMON STOCK
WITH N/P                                            (120,362)  $    (1,204)  $  (284,789)  $  (465,638)  $        --   $  (751,631)

CASH DIVIDENDS ON
COMMON STOCK
$.032 PER SHARE                                                                            $  (183,856)  $        --   $  (183,856)

STOCK ISSUED IN
NOTES CONVERSION                                      92,387   $       924   $   294,944   $        --   $        --   $   295,868

UNREALIZED GAIN/
(LOSS) ON
SECURITIES, NET
OF TAX                                                                                                   $  (268,217)  $  (268,217)

NET INCOME                                                                                 $   625,063   $        --   $   625,063
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE,
SEPTEMBER 30, 2002            --   $        --     1,407,710   $    14,077   $ 3,314,668   $ 2,259,256   $  (471,755)  $ 5,116,246

REDEMPTION OF
COMMON STOCK
WITH CASH                                            (25,229)  $      (255)  $   (84,486)  $   (73,708)  $        --   $  (158,449)

REDEMPTION OF
COMMON STOCK
WITH N/P                                                  --   $        --   $        --   $        --   $        --   $        --

CASH DIVIDENDS ON
COMMON STOCK
$.032 PER SHARE                                                              $        --   $  (134,486)  $        --   $  (134,486)

PREFERRED STOCK
ISSUED IN NOTES
CONVERSION                41,038           410            --   $        --   $   741,590   $        --   $        --   $   742,000

CASH DIVIDENDS ON
PREFFERED STOCK
$.56 PER SHARE                                                               $        --   $    (5,745)  $        --   $    (5,745)

UNREALIZED GAIN/
(LOSS) ON
SECURITIES, NET
OF TAX                                                                                                   $   204,723   $   204,723

NET INCOME                                                                                 $   538,519   $        --   $   538,519
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE,
SEPTEMBER 30, 2003        41,038   $       410     1,382,481   $    13,822   $ 3,971,772   $ 2,583,836   $  (267,032)  $ 6,302,808
                     ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

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

NOTE C - MARKETABLE SECURITIES
------------------------------

Marketable securities classified as current assets at September 30, 2003 include the following:

                                         Fair Value             Cost
                                         ----------          ----------
U.S. Treasury bonds                      $  214,367          $  198,400
Other government obligations                 48,436              48,320
Corporate debt securities                   302,880             314,428
Mortgage-backed securities                  150,189             145,782
Marketable equity securities              2,581,826           2,620,384
                                         ----------          ----------
                                         $3,297,698          $3,327,314
                                         ==========          ==========


The contractual maturities of debt securities available for sale at September 30, 2002 as follows:

                                         Fair Value             Cost
                                         ----------          ----------

Due within one year                      $   21,240          $   23,129
Due after one year thru five years          100,666             113,678
Due after five years thru ten years         118,954             110,925
Due after ten years                         304,018             288,002
Not due at single maturity date             170,994             171,196
                                         ----------          ----------
                                         $  715,872          $  706,930
                                         ==========          ==========


Gross unrealized holding gains and losses at September 30, 2003, were $250,274 and $316,620, respectively. Realized gains and losses from the sale of securities for the year ended September 30, 2003 were $121,418 and $23,852, respectively. Gross proceeds from the sale of securities for the year ended September 30, 2003 was $1,016,218.

NOTE D - INVENTORIES
--------------------

Inventories consist of the following:

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                  September 30,
                                         ------------------------------
                                            2003                2002
                                         ----------          ----------
Raw Materials                            $  451,844          $  580,947
Shipping Materials                          203,159             130,874
Finished Goods                              349,237             368,464
                                         ----------          ----------
                                         $1,004,240          $1,080,285
                                         ==========          ==========


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

As of September 30, 2003, future minimum payments under this lease are:

           2004                          $  207,552
           2005                          $  214,812
           2006                          $  222,336
           Thereafter                    $       --
                                         ----------
           Total                         $  644,700
                                         ==========


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

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following is a summary of stock option activity:

                                      ------------------------------   ------------------------------
                                           Options Outstanding              Options Exercisable
                                      ------------------------------   ------------------------------
                                                    Weighted Average                 Weighted Average
                                        Shares       Exercise Price      Shares       Exercise Price
                                      ------------------------------   ------------------------------
Outstanding at September 30, 2001          1,250        $ 7.125             1,250        $ 7.125
Granted                                       --        $    --                --        $    --
Forfeited                                     --        $    --                --        $    --
                                      ------------------------------   ------------------------------
Outstanding at September 30, 2002          1,250        $ 7.125             1,250        $ 7.125
Granted                                       --        $    --                --        $    --
Forfeited                                     --        $    --                --        $    --
                                      ------------------------------   ------------------------------
Outstanding at September 30, 2003          1,250        $ 7.125             1,250        $ 7.125
                                      ==============================   ==============================

The following is a summary of options outstanding and exercisable as of September 30, 2003:

-----------------------------------------------------------------------------------------------------------------------
                        Options Outstanding                                      Options Exercisable
-----------------------------------------------------------------------------------------------------------------------

          Range of             Number       Weighted Average     Weighted Average       Number        Weighted Average
       Exercise Prices      Outstanding      Remaining Life       Exercise Price      Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------------------
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

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During 2002, the Company issued $100 convertible notes to reacquire some of its own common stock. A conversion ratio of 12.85:1 for these notes was assumed in calculating earnings per share for these notes. In June 2003, the Company called these notes and gave the note holders the option of redeeming the notes for cash or exchanging the notes for new $250 notes. A conversion ratio of 29:1 was assumed in calculating earnings per share for the $250 notes.

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

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The components of income tax expense are:

                                               Year Ended September 30,
                                            ------------------------------
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
                                            ============      ============


The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:

                                               Year Ended September 30,
                                            ------------------------------
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

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

                                               Year Ended September 30,
                                            ------------------------------
                                                2003              2002
                                            ------------      ------------
Export sales                                $    280,914      $    280,050
Royalty income                              $      2,935      $      7,416


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

                           THE FLAMEMASTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The $100 notes paid interest of $41,242, annually, the $200 notes paid interest of $6,480, annually and the $1000 notes paid interest of $31,704, annually.

On June 26, 2003, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the outstanding $100, $200 and $1000 Notes.

The $100 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 12.85 shares of restricted common stock. The Board also approved an alternative, whereby the note holder may elect to exchange the $100 Note for new $250 Notes at a ratio of 2.5:1. The new $250 Notes pay 4.5% interest per year and are convertible into 29 shares of restricted common stock with dilution protection, due in August 2009. As a result of this call, the Company redeemed 350 $100 Notes for cash, or $35,000 and converted the remaining 7,900 $100 Notes to 3,160 $250 Notes. The $250 Notes pay interest of $35,550, annually.

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

THE FLAMEMASTER CORPORATION
Registrant


/s/ Joseph Mazin
---------------------------
Joseph Mazin,
Chairman, President, Chief Executive Officer,
Chief Financial Officer and Director

Date: June 18, 2004




/s/ Leon Gutowicz
---------------------------
Leon Gutowicz,
Director

Date: June 18, 2004




/s/ Donna Mazin
---------------------------
Donna Mazin,
Director

Date: June 18, 2004




/s/ Mary Kay Eason
---------------------------
Mary Kay Eason,
Treasurer & Secretary

Date: June 18, 2004