Form 10QSB
period 2004-06-30
FLAMEMASTER CORP
filed 2004-08-11
CIK 37358

================================================================================


                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR QUARTER ENDED: JUNE 30, 2004 COMMISSION FILE NO: 0-2172




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




                 11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
       ------------------------------------------------------------------
                     (Address of Principal Executive Office)



Registrant's telephone number including area code:  (818) 982-1650
                                                    --------------


Registrant's facsimile number including area code:  (818) 765-5603
                                                    --------------



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES    X                 NO
                                        --------------           --------------


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   June 30, 2004       1,800,632
                                                   -----------------------------

================================================================================

Item 1 Financial Information
Item 1 Financial Statement


                           THE FLAMEMASTER CORPORATION
                             CONDENSED BALANCE SHEET

                             -----------------------


                                                                    JUNE 30,
                                                                      2004
                                                                  ------------
                                                                   (UNAUDITED)
ASSETS:

CURRENT ASSETS:
---------------
Cash and cash equivalents                                         $  2,102,725
Marketable securities                                                   59,012
Accounts receivable, less allowance of $5,000                          667,768
Notes receivable                                                        15,612
Inventories                                                          1,079,132
Prepaid expenses                                                        51,367
Deferred income taxes                                                   19,651
Other investments                                                      328,713
                                                                  ------------
TOTAL CURRENT ASSETS:                                                4,323,980

Machinery & improvements, net of
accumulated depreciation                                               132,494
License agreement, net of accumulated
amortization                                                            16,779
                                                                  ------------
TOTAL ASSETS                                                      $  4,473,253
                                                                  ============



LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
--------------------
Accounts payable                                                  $    281,704
Accrued liabilities                                                     13,398
Income taxes payable                                                    68,600
Deferred tax liability                                                  19,934
                                                                  ------------
TOTAL CURRENT LIABILITIES:                                             383,636


SHAREHOLDERS' EQUITY:
---------------------

COMMON STOCK, par value, $.01 per share,
authorized 6,000,000 shares; issued and
outstanding 1,800,632 shares at 06/30/04                                16,000
Additional paid-in Capital                                           3,760,480
Retained earning                                                       316,956
Allowance for marketable securities                                     (3,819)
                                                                  ------------
TOTAL STOCKHOLDERS' EQUITY                                        $  4,089,617
                                                                  ------------
TOTAL LIABILITY AND EQUITY                                        $  4,473,253
                                                                  ============


See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                          THREE MONTHS ENDED JUNE 2004

                            ------------------------



                                                     2004             2003
                                                 ------------     ------------
Net sales                                        $  1,346,686     $  1,478,940
Royalties                                                 438            2,399
Interest and Other Income                              73,726          112,433
                                                 ------------     ------------
Total Revenues                                      1,420,850        1,593,772
                                                 ============     ============
Costs and expenses:
   Cost of sales                                      707,337          765,362
   Selling                                             83,767           94,717
   General and administrative                         208,080          166,814
   Laboratory costs                                   101,377          106,590
   Other expenses                                      13,983           37,755
                                                 ------------     ------------
Total costs and expenses:                           1,114,544        1,171,238
                                                 ------------     ------------

Income before income taxes                            306,306          422,534

Income taxes                                          125,463          180,943
                                                 ------------     ------------
Net income                                            180,843          241,591

Other comprehensive income
   Net of income tax
Unrealized Holding Gains (Losses)                         193         (121,450)
                                                 ------------     ------------
Comprehensive Income                             $    181,036     $    120,141
                                                 ============     ============


Net income per share, basic                      $        .11     $        .15
                                                 ============     ============
Net income per share, diluted                              NA     $        .13
                                                 ============     ============


Weighted average shares outstanding:
   Basic                                            1,721,705        1,595,970
                                                 ============     ============
   Diluted                                                 NA        1,850,819
                                                 ============     ============


See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,

                            ------------------------



                                                     2004             2003
                                                 ------------     ------------

Net Sales                                        $  3,628,019     $  3,753.970
Royalties                                               1,237            2,588
Interest and Other Income                              97,296          245,629
                                                 ------------     ------------
Total Revenues                                      3,726,552        4,002,187
                                                 ============     ============
Costs and expenses:
   Cost of Sales                                    1,914,014        1,985,362
   Selling                                            240,997          281,425
   General and administrative                         591,138          517,806
   Laboratory                                         324,135          304,786
   Other (income)/ Expenses, Net                       39,672           40,232
   Interest on Convertible Notes                        7,314           59,576
                                                 ------------     ------------
Total Costs and Expenses                            3,117,270        3,189,187
                                                 ------------     ------------

Income before income taxes                            609,282          813,000

Income taxes                                          231,999          320,561
                                                 ------------     ------------
Net income                                            377,283          492,439


Other comprehensive income
   Net of income taxes
Unrealized holding gains (losses)                      (3,819)        (121,450)
                                                 ------------     ------------
Comprehensive Income                             $    373,464     $    370,989
                                                 ============     ============


Net income per share, basic                      $        .23     $        .31
                                                 ============     ============
Net income per share, diluted                              NA     $        .28
                                                 ============     ============


Weighted average shares outstanding:
   Basic                                            1,618,301        1,600,298
                                                 ============     ============
   Diluted                                                 NA        1,800,335
                                                 ============     ============



See notes to condensed financial statements

                           THE FLAMEMASTER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2004

                            ------------------------



Net cash provided (used) by operating activities:                 $    307,241
                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                                           397,407
Purchase of equipment & improvements                                    (6,639)
Net purchases and sales of investment securities                       642,828
                                                                  ------------
NET CASH USED IN INVESTING ACTIVITIES:                               1,033,596
                                                                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable                                             (913,500)
Issuance of Company's common stock                                   1,397,597
Purchase of Company's common Stock                                     125,790
Dividends paid                                                        (761,442)
Redemption of preferred stock                                         (741,590)
                                                                  ------------
NET CASH USED IN FINANCING ACTIVITIES                                 (893,145)
                                                                  ------------


NET INCREASE, (DECREASE), IN CASH                                      447,692


Cash, beginning of period                                            1,655,033
                                                                  ------------
Cash, end of period                                               $  2,102,725
                                                                  ============


Cash paid during period for income taxes                          $    178,000

Cash paid during period for interest expense                      $      7,314




See notes to Condensed Financial Statements.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004



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



NOTE 2:      BASIS OF PRESENTATION:
             ----------------------

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Comparative amounts for 2003 have been restated to reflect the activities of the Company, exclusive of its previously consolidated subsidiary. Operating results for the nine months ended June 30, 2004 are not indicative of the results that may be expected for the year ending September 30, 2004.

             For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSBA for the year ended September 30, 2003.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004



NOTE 3:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
             -------------------------------------------

             INVESTMENT IN DEBT AND EQUITY SECURITIES:
             The Company adopted Statement of Financial Accounting Standards No:
             115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At June 30, 2004 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                           THE FLAMEMASTER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004



NOTE 4:      INVENTORIES ARE SUMMARIZED AS FOLLOWS:
             --------------------------------------
                                                                    June 30,
                                                                      2004
                                                                  ------------
             Raw materials                                        $    543,676
             Shipping materials                                        140,486
             Finished goods                                            394,970
                                                                  ------------
                                                                  $  1,079,132
                                                                  ============


NOTE 5: During the three months ended June 30, 2004, the Company purchased 13,158 shares of its outstanding common stock at a cost of $ 51,536.


NOTE 6:      MARKETABLE SECURITIES:
             ----------------------
             Marketable securities classified as current assets at June 30, 2004 include the following:

                                                    Fair Value        Cost
                                                   ------------   ------------
             U.S. Treasury obligations             $          0   $          0
             Other Government Bonds                           0              0
             Corporate debt securities                    2,600          9,544
             Mortgage backed securities                  24,537         25,000
             Marketable equity securities                31,875         30,815
                                                   ------------   ------------
                                                   $     59,012   $     65,359
                                                   ============   ============

             The contractual maturities of debt securities available for sale at June 30, 2004 is as follows:

                                                    Fair Value        Cost
                                                   ------------   ------------
             Due within one year                   $          0   $          0
             Due after one year thru 5 years                  0              0
             Due after 5 years thru 10 years                  0              0
             Due after 10 years                          24,537         25,000
             Not due at single maturity date              2,600          9,544
                                                   ------------   ------------
                                                   $     27,137   $     34,544
                                                   ============   ============

Gross unrealized holding gains and losses at June 30, 2004 were $1,415 and $7,761, respectively. There were no realized gains and losses from the sale of securities for the three months ended June 30, 2004.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004



NOTE 7:      DIVIDENDS
             ---------

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

THE FLAMEMASTER CORPORATION

Item 2:      Management's Discussion and Analysis of Financial Condition
             -----------------------------------------------------------
             and Results of Operations:
             --------------------------

June 30, 2004 compared to September 30, 2003 and
------------------------------------------------
June 30, 2004 compared to June 30, 2003.
----------------------------------------


FINANCIAL CONDITION AND LIQUIDITY:
----------------------------------

The Company's financial condition is strong with current assets of $4,323,980 compared to current liabilities of $383,636 at June 30, 2004, for a current ratio of more than 11.2 to 1. Working capital stood at $3,940,344 on June 30, 2004 compared to $7,008,375 at September 30, 2003. The decrease is attributable to the divestiture of StarBiz in the form of a stock dividend. Accounts receivable expanded moderately to $667,768 from $627,345 in the prior year's quarter ended June 30, 2003. Inventories grew moderately to $1,079,132 from $1,135,012 on June 30, 2003.

Revenues for the June 30, 2004 quarter declined to $1,420,850 from the $1,593,772 in the year earlier period. The year earlier period included a significant increase in military requirements to meet the needs of the armed services for combat. For the nine-month period ended June 30, 2004 revenues were $3,726,552 as compared to $4,002,187 in the prior year's period. The decline was due to lower interest and investment income, as well as a return to more normal military procurement levels.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

Flamemaster paid a 12.5% stock dividend during the quarter and has declared a $.023 cash dividend to be paid August 10, 2004.



RESULTS OF OPERATIONS:
----------------------

For the three months ended June 30, 2004 net income was $180,843 compared to $241,591 in the year earlier quarter. For the nine month period, net income declined to $377,283 from $492,439 or $.23 per share vs. $.31 per share basic and $.28 fully diluted adjusted for the 12.5% stock dividend in the prior year's period. The decline in earnings was due to higher costs associated with increased reporting requirements of the SEC and NASDAQ, as well as higher health insurance premiums. Laboratory costs, including research and development for the quarter were steady at $101,377 from $106,590 in the year ago period, but were up moderately for the nine-month period to $324,135 from $304,786 in the nine months ended June 30, 2003 due to increased product development costs. General and administrative expenses increased substantially for the quarter ended June 30, 2004 to $208,080 from $166,814 in the quarter ended June 30, 2003. The increase is attributable to increased regulatory requirements. The nine-month period reflected a similar increase in general and administrative expenses to $591,138 for June 30, 2003 and $517,806 in 2003. Again due to increased regulatory requirements.

SIGNATURES:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                   THE FLAMEMASTER CORPORATION
                                                   ---------------------------
                                                           (Registrant)

DATE:

August 11, 2004                                    /s/ JOSEPH MAZIN
---------------                                    ---------------------------
                                                            (Signature)
                                                   Joseph Mazin, President and
                                                   Chairman And Chief Executive
                                                   Officer And Chief Financial
                                                   Officer




DATE:

August 11, 2004                                    /s/ MARY KAY EASON
---------------                                    ---------------------------
                                                            (Signature)
                                                   Mary Kay Eason, Treasurer
                                                   and Secretary




DATE:

August 11, 2004                                    /s/ DONNA MAZIN
---------------                                    ---------------------------
                                                            (Signature)
                                                   Donna Mazin, Director