Form 10KSB
period 2004-09-30
FLAMEMASTER CORP
filed 2004-12-17
CIK 37358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2004       Commission File No: 0-2712


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates at December 7, 2004 was $2,890,930.

As of September 30, 2004, there were 1,793,798 shares of common stock, $.01 par value, outstanding.

Part III is incorporated by reference from the proxy statement for the next annual meeting of the shareholders.

================================================================================

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----


Item 1  Business                                                              1
Item 2  Properties                                                            5
Item 3  Legal Proceedings                                                     5
Item 4  Submission of Matters to a Vote of Security Holders                   5


PART II
-------


Item 5  Market for Registrant's Common Stock and Related
            Stockholder Matters                                               6
Item 6  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7
Item 7  Financial Statements and Supplementary Data                           9
Item 8  Disagreements on Accounting and Financial
            Disclosure                                                        9


PART III
--------


Item  9  Directors and Executive Officers of the Registrant                  10
Item 10 Executive Compensation                                               10
Item 11 Security Ownership of Certain Beneficial Owners
              and Management                                                 10
Item 12 Certain Relationships and Related Transactions                       10
Item 13 Exhibits and Reports on Form 8-K                                     11



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

Royalties:
----------

In 2004, less than 1% of the Registrant's revenues were derived from royalties. Some protection exists for the Company's products through patents. However, not a major portion of business is subject to licenses.

Hitachi Cable Ltd. produces the Registrant's flame retardant coating in Japan under a nonexclusive license agreement. Royalties received are 3% and 6% of net sales and are reported and paid quarterly.

This agreement expired in November of 1999 and was retroactively renewed in 2002. Royalty received for fiscal year 2003 and 2004 were $2,935 and $1,450, respectively. Royalty agreement expired in September 2004 and has not been renewed.

                           THE FLAMEMASTER CORPORATION

                                     PART I

Royalties (Continued):
----------------------

Flamemaster pays royalties to PRC-DeSoto Int'l Corp. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Under the agreement, Flamemaster pays royalties of 4% of sales of all licensed aerospace products and Modified Chem Seal Products and royalties of 6% on all sales of PRMS, a non-chromate corrosion inhibitive sealant. The minimum required royalty payment is $25,000 per year from 1996 through 2004. Royalties paid to PRC-DeSoto were $43,166 and $47,527 for the fiscal years ended September 30, 2003 and 2004, respectively. In January 2004, the royalty on licensed aerospace products were increased from 4% to 5%.

The Company and PRC-Desoto, a division of PPG have extended the license agreement through December 31, 2008 with two 30-month extensions at the mutual option of both parties.

Methods of Distribution:
------------------------

Flamemaster products are sold directly by five full time employees, one commissioned sales representative and through a network of 15 distributors.

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

Principal Products:
-------------------

The principal product classes produced by the Registrant consist of sealants and coatings. Sales of sealants were $4,727,613 and $4,429,596, for the fiscal years ended September 30, 2004 and 2003, respectively. Sales of coatings were $205,641 and $259,300, for the fiscal years ended September 30, 2004 and 2003, respectively.

                           THE FLAMEMASTER CORPORATION

                                     PART I

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

The Company has approximately $4,016,000 of working capital, including approximately $2,181,000 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 2004 fiscal year.

Principal Customers:
--------------------

During the fiscal year ended September 30, 2004, an agency (General Services Administration) of the United States Government accounted for $1,114,386 (22.47%) of sales as compared to $1,504,442 (31.37%) in 2003. There were three other single major customers in 2004 accounted for $2,191,298 or 44.18% of sales. No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Backlogs:
---------

Backlog of orders at September 30, 2004 was $872,763 as compared to $733,143 in 2003. This was the result of orders received during August and September.

Renegotiations:
---------------

Registrant's business is not subject to possible renegotiations of profits. Sales are made on a fixed-price basis, including sales to the U.S. Government. Substantially all contract sales are made to the U.S. Government and none are based on the cost-plus method of pricing.

Competition:
------------

Registrant is a producer of flame retardant coatings for the protection of grouped electrical cables sold to the electric utilities, pulp and paper, and nuclear industries, plus a fire-stop system utilized to mitigate the potential damage by fire to commercial and industrial structures. These products are either patented

                           THE FLAMEMASTER CORPORATION

                                     PART I

Competition (Continued):
------------------------

or listed approved. The product group is niche targeted and some level of competition does exist, however, the products have been on the market for some years and are well known. Some of the Company's competitors are larger than Registrant and have far greater financial and manpower resources.

Additionally, the Registrant produces sealants utilized in the manufacture of aircraft and land transportation vehicles. This industry is highly competitive; however, Flamemaster continues to maintain the number two position in the market share of these products.

Registrant also produces high temperature specialty coatings used by the aerospace industry that are formulated to meet the requirements of specific aerospace applications. Since these products are specialized and low volumes, there is a limited amount of competition in this niche of our product group.

Research and Development:
-------------------------

Net laboratory costs at September 30, 2004 were $427,096. For fiscal year ended September 30, 2003, laboratory costs were $408,725. Flamemaster received no revenues to offset laboratory costs in 2004 or 2003.

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

Employees:
----------

As of September 30, 2004 Registrant employed 31 persons same as prior year.

Export Sales:
-------------

Export sales totaled $299,119 and $280,914 in 2004 and 2003, respectively.

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

As a condition of the settlement agreement, any settlement monies paid by the Company must be applied to the remediation of the subject site. A claim for such reimbursement is currently pending with the UST Clean Up Fund. During fiscal year ended September 30, 2004, the Company received $68,416 from the UST Clean Up Fund of which $13,400 was claimed to be overpaid by such Agency. The Company still believes any of the funds used as prescribed should be fully reimbursed to the Company by the UST Clean Up Fund and will be under consideration for several years. No reimbursement of settlement monies has been accrued as of September 30, 2004.

There are currently no other legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                           THE FLAMEMASTER CORPORATION

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

Registrant's common stock is traded over-the-counter on the National Market System with the NASDAQ symbol "FAME". The over-the-counter market quotations reflect inter dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following stock prices represent the daily prices of the stock for fiscal 2004 and 2003.


                                                Low Bid       High Bid
                                                -------       --------

         October-December 2003                   $5.73          $7.04
         January-March 2004                      $4.50          $6.10
         April-June 2004                         $3.22          $5.10
         July-September 2004                     $2.92          $4.06


         October-December 2002                   $6.13          $7.62
         January-March 2003                      $6.17          $6.55
         April-June 2003                         $6.24          $7.00
         July-September 2003                     $6.11          $6.95


The stock price as of December 7, 2004 was $33.38 bid and $34.95 asked. A one for ten reverse stock split was effected on October 28, 2004.

The common stock dividend was decreased in fiscal year 2004 from $.032 to $.023 per quarter to reflect the spin-off of StarBiz. This spin-off caused Flamemaster dividend pay out to be reduced to reflect the lower income from investment activity. The Company paid out a 12.5% stock dividend in the form a 9 for 8 stock split in May 2004. The cash dividend remained the same thus increasing the aggregate effective pay out by 12.5%. Subsequent to fiscal year 2004, the Company announced 1:10 stock split.

                           THE FLAMEMASTER CORPORATION

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 2004
-----------

Financial Condition and Liquidity:
----------------------------------

The Company's financial condition is still strong. Current assets were $4,336,479 compared to current liabilities of $320,016 at September 30, 2004 for a current ratio of better than 13.5 to 1. Working capital decreased by $2,991,912 to $4,016,463 compared to $7,008,375 at September 30, 2003. The substantial decrease was due to the spin-off of StarBiz Corporation, the Company's management service and investment subsidiary. Marketable securities will no longer be a significant component of the Company's assets. The Company believes that this decline will have no adverse effect on operations, as substantial working capital remains.

Cash and cash equivalents, and marketable securities were $2,106,792 and $74,009, respectively. Accounts receivable increased to $691,395 at September 30, 2004 from $489,476 in the previous year. Inventories increased modestly to $1,034,287 at September 30, 2004 from $1,004,240.

The Company believes that liquidity and working capital are adequate to fund the Company's operations and capital requirements for the 2004 fiscal year.

Sales of aircraft sealants increased to $4,727,613 from $4,429,596 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) decreased to $232,315 from $339,498 the previous year. Total operating sales continued to increase to $4,959,929 from $4,769,094 in the prior year.

During the fiscal year ended September 30, 2004, an agency (General Services Administration) of the United States Government accounted for $1,114,386 (22.47%) of sales as compared to $1,504,442 (31.37%) in 2003. There were three other single major customers in 2004 accounted for $2,191,298 or 44.18% of sales. No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

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

                           THE FLAMEMASTER CORPORATION

                                     PART II

Outlook For Operations (Continued):
-----------------------------------

Flamemaster's main competitor is a multi billion dollar, multi national corporation. Backlog of orders at September 30, 2004 was $872,763 up from $733,144 in the previous year. This reflects the stability of the Company's operations.

The $.023 dividend remained constant even though the Company issued a 12.5% stock dividend in May of 2004, which effectively raised the dividend pay out by 12.5%.

Subsequent to Year End:
-----------------------

In November 2003, the Company announced the spin-off of StarBiz Corporation, the Company's management service and investment subsidiary. Income from capital gains on investments will no longer be a significant component of the Company's income.

The quarterly common stock dividend was adjusted in 2004 to $.023. The $.023 dividend remained constant even though the Company issued a 12.5% stock dividend in May of 2004, which effectively raised the dividend payout by 12.5%.

Additionally, the spin-off will result in a decline in the Company's working capital during 2004. The Company believes that this decline will have no adverse effect on operations, as substantial working capital remains.

Fiscal 2004 vs. 2003:
---------------------

Sales of products for the fiscal year ended September 30, 2004 were $4,959,929 an increase of $190,835 or 4.0% over the prior fiscal year. Sales of Flamemastic (fire retardant coatings) and Dyna-Therm (aerospace coatings) decreased to $232,315 compared to $339,498 from prior year. However, sales of aircraft sealants increased as a result of strong demand for aerospace products. Sales of Chem Seal (sealant) products increased to $4,727,613 from $4,429,596 in the prior year, mostly as a result of increased U.S. Military activities in the World.

During the fiscal year ended September 30, 2004, an agency (General Services Administration) of the United States Government accounted for $1,114,386 (22.47%) of sales as compared to $1,504,442 (31.37%) in 2003. There were three other single major customers in 2004 accounted for $2,191,298 or 44.18% of sales. No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

Net investment income declined significantly during 2004 to $35,792. The decline was primarily due to the spin-off of StarBiz Corporation, the Company's management service and investment subsidiary. Income from capital gains on investments will no longer be a significant component of the Company's income.

                           THE FLAMEMASTER CORPORATION

                                     PART II

Fiscal 2004 vs. 2003 (Continued):
---------------------------------

Costs of products sold in fiscal 2004 were $2,618,751 compared to $2,579,394 in the previous year. These amounts represent 52.8% and 54.1% of the sales in 2004 and 2003, respectively. Decrease in cost of products as a percent of sales is due to the increased sales of higher profit margin items of desired aircraft sealant products.

Selling, general and administrative expenses increased to $1,111,737 from $1,079,928 while gross laboratory costs increased to $427,096 from $408,725.

The increase in selling, general and administrative expenses was due to increases in personnel expenses and insurance and the increase in laboratory costs was due to greater research and development.

The license agreement with PRC-DeSoto grants Flamemaster the right to use technical data obtained from PRC-DeSoto in the productions of sealants. The Company agreed to pay PRC-DeSoto royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products. For fiscal 2004, this royalty amounted to $47,527.

The Company and PRC-Desoto, a division of PPG have extended the license agreement through December 31, 2008 with two 30-month extensions at the mutual option of both parties.

Impact of Inflation and Changing Prices:
----------------------------------------

Raw material costs and wages increased moderately in 2004 as average selling prices also were increased moderately. No significant increases in raw material prices are expected in fiscal 2005.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item is set forth in the text on pages 13 through 28.

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

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         1.     Financial Statements
                --------------------

                     The following financial statements are included in Part II,
                Item 8:

                       o Report of Independent Auditors - Sarna & Company, CPA's on 2004 financial statements.

                       o   Balance Sheet as of September 30, 2004.

                       o Statements of Income for the years ended September 30, 2004 and 2003.

                       o Statements of Comprehensive Income for the years ended September 30, 2004 and 2003.

                       o Statements of Shareholders' Equity for the years ended September 30, 2004 and 2003.

                       o Statements of Cash Flows for the years ended September 30, 2004 and 2003.

                       o   Notes to Financial Statements.

         2.     Financial Statement Schedules
                -----------------------------

                       o   Schedule II - Valuation and Qualifying Accounts.

         3.     Exhibits
                --------

                       o Exhibit I - Statement regarding computation of per share earnings.
                       o   Exhibit 31 - Certification Pursuant to Section 302
                       o Exhibit 32 - Section 906 Certification of Executive Officers.

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




December 10, 2004


Board of Directors and Shareholders
The Flamemaster Corporation
Los Angeles, California

We have audited the accompanying balance sheet of The Flamemaster Corporation as of September 30, 2004 and the related statements of income, comprehensive income, shareholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Flamemaster Corporation as of September 30, 2004, and the results of their operations and cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Sarna & Company Certified Public Accountants
Sarna & Company Certified Public Accountants
December 1, 2004
Westlake Village, California

                            THE FLAMEMASTER CORPORATION
                                   BALANCE SHEET
                                SEPTEMBER 30, 2004

                                                                        2004
                                                                     ----------
ASSETS
------

CURRENT ASSETS:

    Cash and Cash Equivalents                                        $2,106,792
    Marketable Securities (Note C)                                       74,009
    Accounts Receivable, less Allowance
        For Doubtful Accounts of $5,000 in 2004                         691,395
    Inventories (Note D)                                              1,034,287
    Prepaid Expenses and Other Assets                                    53,300
    Notes Receivable                                                      7,853
    Deferred Income Taxes (Note J)                                       40,130
    Other Investments                                                   328,713
                                                                     ----------
    TOTAL CURRENT ASSETS                                              4,336,479
                                                                     ----------

EQUIPMENT AND IMPROVEMENTS, at cost
    Machinery and Equipment                                             753,156
    Furniture and Fixtures                                              149,325
    Laboratory Equipment                                                 82,745
    Leasehold Improvements                                              135,375
    Transportation Equipment                                             20,036
                                                                     ----------
                                                                      1,140,637

    Less Accumulated Depreciation                                      (993,621)
                                                                     ----------
    NET EQUIPMENT AND IMPROVEMENTS                                      147,016
                                                                     ----------

PRC LICENSE AGREEMENTS, net of
    Accumulated Amortization of
    $172,357 in 2004 (Note E)                                              --
                                                                     ----------
TOTAL ASSETS                                                         $4,483,495
                                                                     ==========

                 See accompanying notes to financial statements.

                            THE FLAMEMASTER CORPORATION
                                   BALANCE SHEET
                                SEPTEMBER 30, 2004

                                                                        2004
                                                                     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

    Accounts Payable                                                 $  203,455
    Accrued Expenses                                                     45,346
    Income Taxes Payable                                                 23,737
    Deferred Tax Liability (Note J)                                      47,478
                                                                     ----------

    TOTAL CURRENT LIABILITIES                                           320,016
                                                                     ----------

TOTAL LIABILITIES                                                       320,016
                                                                     ----------

COMMITMENTS AND CONTINGENCIES (Note E, F and H)

SHAREHOLDERS' EQUITY (Notes A and G):

    Common Stock, par value $.01 per share, authorized
       6,000,000 shares; issued and outstanding 1,793,798 shares
       in 2004                                                           17,938
    Additional Paid-In Capital                                        3,746,161
    Retained Earnings                                                   392,591
    Allowance For Marketable Securities                                   6,789
                                                                     ----------

TOTAL SHAREHOLDERS' EQUITY                                            4,163,479
                                                                     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $4,483,495
                                                                     ==========

                 See accompanying notes to financial statements.

                            THE FLAMEMASTER CORPORATION
                                STATEMENT OF INCOME
                  FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                      2004             2003
                                                  ------------     ------------

NET SALES (Note L)                                $  4,959,929     $  4,769,094
ROYALTIES                                                1,450            2,935
INTEREST AND OTHER INCOME                               74,418          325,823
                                                  ------------     ------------
                                                     5,035,797        5,097,852
                                                  ------------     ------------
COSTS AND EXPENSES:
    Cost of Goods Sold                               2,618,751        2,579,394
    Selling and Administrative                       1,111,737        1,079,928
    Laboratory Costs                                   427,096          408,725
    Royalties, Interest and Other                       62,269          126,465
                                                  ------------     ------------
                                                     4,219,853        4,194,512
                                                  ------------     ------------

INCOME FROM OPERATIONS
    BEFORE INCOME TAXES                                815,944          903,340

PROVISION FOR INCOME TAXES                             311,492          364,821

                                                  ------------     ------------
NET INCOME                                             504,452          538,519

    PREFERRED STOCK DIVIDENDS                             --             (5,745)

                                                  ------------     ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS         504,452          532,774

    PREFERRED STOCK DIVIDENDS                             --              5,745

    INTEREST ON CONVERTIBLE NOTES, NET OF TAX             --             46,059

NET INCOME ATTRIBUTABLE TO COMMON STOCK
                                                  ------------     ------------
    AND ASSUMED CONVERSIONS                       $    504,452     $    584,578
                                                  ============     ============

                                                  ------------     ------------
NET INCOME PER SHARE, BASIC (Note I)              $       0.30     $       0.34*
                                                  ============     ============

                                                  ------------     ------------
NET INCOME PER SHARE, DILUTED (Note I):               N/A          $       0.31*
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  1,656,272        1,573,128*

WEIGHTED AVERAGE SHARES OUTSTANDING
    DILUTED                                           N/A             1,870,244*

*   Adjusted for 12.5% stock dividend in the form of 9 for 8 stock split.

                 See accompanying notes to financial statements.

                       THE FLAMEMASTER CORPORATION
                    STATEMENT OF COMPREHENSIVE INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                      2004             2003
                                                  ------------     ------------


NET INCOME                                        $    504,452     $    538,519
CHANGE IN UNREALIZED GAIN/ (LOSSES)
    ON MARKETABLE SECURITIES, NET OF TAX                 6,789         (267,032)
RECLASSIFICATION ADJUSTMENT                               --            (97,566)
                                                  ------------     ------------
COMPREHENSIVE INCOME/(LOSS)                       $    511,241     $    173,921
                                                  ============     ============






































                 See accompanying notes to financial statements.

                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004

                                                                                                           UNREALIZED
                                PREFERRED STOCK             COMMON STOCK        ADDITIONAL                 GAIN/(LOSS)
                           ------------------------   -----------------------     PAID-IN       RETAINED  ON MARKETABLE
                             SHARES        AMOUNT        SHARES       AMOUNT      CAPITAL       EARNINGS    SECURITIES     TOTAL
                           ----------   -----------   -----------   ---------   -----------   -----------   ---------   ----------
BALANCE, SEPTEMBER 30, 2002      --     $      --     $ 1,407,710   $  14,077   $ 3,314,668   $ 2,259,256   $(471,755)  $5,116,246

REDEMPTION OF COMMON STOCK
WITH CASH                                                 (25,230)       (255)      (84,486)      (73,708)       --       (158,449)

CASH DIVIDENDS ON COMMON
STOCK $.032 PER SHARE                                                                  --        (134,486)       --       (134,486)

PREFERRED STOCK ISSUED IN
NOTES CONVERSION               41,038           410          --          --         741,590          --          --        742,000

CASH DIVIDENDS ON PREFFERED
STOCK $.56 PER SHARE                                                                   --          (5,745)       --         (5,745)

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX                                                                                        204,723      204,723

NET INCOME                                                                                        538,519        --        538,519

BALANCE, SEPTEMBER 30, 2003    41,038           410     1,382,480      13,822     3,971,772     2,583,836    (267,032)   6,302,808
                           ----------   -----------   -----------   ---------   -----------   -----------   ---------   ----------

CONVERSION OF PREFERRED TO
COMMON                        (41,038)         (410)      110,079       1,101        (1,820)                                (1,129)

CALL/CONVERSION OF NOTES                                  125,312       1,253       910,747                                912,000

STARBIZ DIVESTITURE
(PROPERTY DIV)                                                                   (1,106,141)   (2,409,259)              (3,515,400)

CASH DIVIDEND FRACTIONAL
SHARES                                                                                            (32,096)                 (32,096)

CASH DIVIDEND ON COMMON
STOCK $.032 PER SHARE                                                                             (49,211)                 (49,211)

CASH DIVIDEND ON COMMON
STOCK $.023 PER SHARE                                                                             (78,799)                 (78,799)

MARKETABLE SECURITY ALLOW,
DIVESTITURE                                                                                      (222,759)    267,032       44,273

STOCK DIVIDEND                                              1,530          15                                                   15

STOCK REPURCHASES                                         (29,908)       (299)                     96,427                   96,128

STOCK SPLIT                                               201,609       2,016                                                2,016

FRACTIONAL SHARE ADJUSTMENT                                 2,696          30      (28,397)                                (28,367)

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX                                                                                          6,789        6,789

NET INCOME                                                                                        504,452                  504,452

                           ----------   -----------   -----------   ---------   -----------   -----------   ---------   ----------
BALANCE, SEPTEMBER 30, 2004      --     $      --       1,793,798   $  17,938   $ 3,746,161   $   392,591   $   6,789   $4,163,479
                           ==========   ===========   ===========   =========   ===========   ===========   =========   ==========

                 See accompanying notes to financial statements.

                     THE FLAMEMASTER CORPORATION
                       STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                    2004              2003
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $    504,452      $    538,519
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and Amortization                                                     66,128            56,543
    (Increase)/decrease in Accounts Receivable                                      (201,919)           44,215
    (Increase)/decrease in Inventories                                               (30,047)           76,045
    (Increase)/decrease in Notes Receivable                                           59,035           (66,888)
    (Increase)/decrease in Settlement Receivable                                        --                  95
    (Increase)/decrease in Prepaid Expenses and Other Assets                         (13,372)           (9,787)
    (Increase)/decrease in Deferred Income Tax Assets Due To Operations               31,815           292,344
    (Increase)/decrease in Other Investments                                        (328,713)           46,287
    Increase/(decrease) in Accounts Payable                                           94,733           (56,675)
    Increase/(decrease) in Accrued Expenses                                           22,632           (35,450)
    Increase/(decrease) in Income Taxes Payable                                        8,760            71,773
    Increase/(decrease) in Deferred Income Tax Liabilities Due To Operations          10,185            15,723

                                                                                ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            223,689           972,744
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Property, Plant and Equipment                                        (6,483)          (33,899)
    (Increase)/decrease in Investment Securities                                     814,784          (317,344)

                                                                                ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  808,301          (351,243)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repurchase)/issurance of the Company's Common Stock                           1,271,739          (158,449)
    Minority Interest                                                                 (1,900)            1,900
    Increase/(decrease) in Notes Payable                                            (913,500)         (787,100)
    (Repuchase)/issuance of Preferred Restricted Stock                              (742,000)          742,000
    Dividends Paid for Common Stock                                                 (756,654)         (134,486)
    Dividends Paid for Preferred Stock                                                (4,788)           (5,745)

                                                                                ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                                             (1,147,103)         (341,880)
                                                                                ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (115,113)          279,621

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       2,221,905         1,942,284

                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $  2,106,792      $  2,221,905
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                                    $      7,314      $     76,765
                                                                                ============      ============
    Income Taxes                                                                $    279,000      $    281,000
                                                                                ============      ============

                 See accompanying notes to financial statements.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

MARKETABLE SECURITIES: Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, net of income taxes, until realized. At September 30, 2004, the Company had no investments that qualified as trading or held to maturity.

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE B - CONCENTRATION OF RISK
------------------------------

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash, cash equivalents and trade receivables.

As of September 30, 2004, the Company had approximately $1,895,000 of cash and cash equivalents in ten different banks which exposes the Company to concentration of credit risk to the extent that each of these amounts exceeds $100,000.

NOTE C - MARKETABLE SECURITIES
------------------------------

Marketable securities classified as current assets at September 30, 2004 include the following:

                                                     Fair Value         Cost
                                                    ----------      ----------
U.S. Treasury bonds                                 $     --        $     --
Other government obligations                              --              --
Corporate debt securities                                2,773           9,544
Mortgage-backed securities                              34,940          34,863
Marketable equity securities                            36,296          30,863
                                                    ----------      ----------
                                                    $   74,009      $   75,270
                                                    ==========      ==========

The contractual maturities of debt securities available for sale at September 30, 2004 as follows:

                                                    Fair Value         Cost
                                                    ----------      ----------

Due within one year                                 $     --        $     --
Due after one year thru five years                        --              --
Due after five years thru ten years                       --              --
Due after ten years                                     34,940          34,863
Not due at single maturity date                          2,773           9,544
                                                    ----------      ----------
                                                    $   37,713      $   44,407
                                                    ==========      ==========



Gross unrealized holding gains and losses at September 30, 2004, were $5,510 and $6,770, respectively. Realized gains and losses from the sale of securities for the year ended September 30, 2004 were $59,513 and $49,997, respectively.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE D - INVENTORIES
--------------------

Inventories consist of the following:

                                                 September 30,
                                          ----------------------------
                                             2004              2003

         Raw Materials                    $  511,800        $  451,844
         Shipping Materials                  155,138           203,159
         Finished Goods                      367,349           349,237
                                          ----------        ----------

                                          $1,034,287        $1,004,240
                                          ==========        ==========

NOTE E - AGREEMENT WITH PRODUCTS RESEARCH CORPORATION
-----------------------------------------------------

In August 1994, the Company signed a license agreement with PRC-DeSoto Int'l Corp, formerly known as Courtaulds Aerospace, Inc. Under the license agreement, Flamemaster was granted the right to use technical data obtained from Courtaulds in the production of sealants. The Company agreed to pay Courtaulds royalties of 3% to 6% (depending on product) of net sales attributable to the licensed products with an annual minimum royalty of $25,000 in 1996 and each year thereafter through 2003. The Company and PRC-Desoto, a division of PPG have extended the license agreement through December 31, 2008 with two 30-month extensions at the mutual option of both parties. Royalties paid under this agreement were $47,527 in 2004 and $43,166 in 2003.

NOTE F - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease that expires in September 30, 2006. The lease requires the Company to pay applicable property taxes, maintenance and insurance. Rent expenses charged to operations were $207,498 in 2004 and $200,532 in 2003.

As of September 30, 2004, future minimum payments under this lease are:


         2005                          $  214,812
         2006                          $  222,336
         Thereafter                    $     --
                                       ----------
         Total                         $  437,148
                                       ==========

NOTE G - STOCK OPTIONS
----------------------

In April 2000, the Company's Board of Directors approved a stock option plan whereby directors and key personnel were granted options to purchase 35,000 of the Company's common stock or receive $.10 for each option to which they would otherwise be entitled. Employees and directors opted to receive 1,250 of the options. These options carry an exercise price of $7.125 per share. The options vested on December 31, 2000 and have a five-year term expiring April 30, 2005. As of September 30, 2004 no options have been exercised under this plan.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

The following is a summary of stock option activity:

                                         -----------------------------------------------------------
                                             Options Outstanding            Options Exercisable
                                         -----------------------------------------------------------
                                                    Weighted Average                 Weighted Average
                                            Shares   Exercise Price          Shares   Exercise Price
                                         -----------------------------------------------------------
Outstanding at September 30, 2002           1,250         $  7.125            1,250         $  7.125
Granted                                      --           $   --               --           $   --
Forfeited                                    --           $   --               --           $   --
                                         -----------------------------------------------------------
Outstanding at September 30, 2003           1,250         $  7.125            1,250         $  7.125
Granted                                      --           $   --               --           $   --
Forfeited                                    --           $   --               --           $   --
                                         -----------------------------------------------------------
Outstanding at September 30, 2004           1,250         $  7.125            1,250         $  7.125
                                         ===========================================================

The following is a summary of options outstanding and exercisable as of September 30, 2004:

--------------------------------------------------------------------------------------------------------------------------------
                                          Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted Average    Weighted Average       Number       Weighted Average
Range of Exercise Prices    Number Outstanding         Remaining Life      Exercise Price     Exercisable      Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
       $7.125                    1,250                      1.6               $7.125             1,250             $7.125

NOTE H - LITIGATION
-------------------

In February 1994 a suit was filed against the Company for an environmental claim related to property leased from 1961 to 1973. The present owner of the property implemented remedial action on the site and was seeking reimbursement by the Company for the costs related to the clean up. The action was settled during January 1998. The bulk of the settlement was paid for by the insurance carriers of the Company. The Company was required to contribute $110,000 toward the settlement with $60,000 payable during the 1997 calendar year and $50,000 payable during 1998. In August of 1998, Flamemaster completed its settlement obligation. The company is currently seeking reimbursement for these amounts with the UST cleanup fund, but cannot predict the outcome During fiscal year ended September 30, 2004, the Company received $68,416 from the UST Clean Up Fund of which $13,400 was claimed to be overpaid by such Agency. The Company still believes any of the funds used as prescribed should be fully reimbursed to the Company by the UST Clean Up Fund and will be under consideration for several years. No accrual for an additional reimbursement has been recorded at September 30, 2004.

The company is currently involved in no other litigation.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

During 2002, the Company issued convertible notes in $200 and $1,000 denominations. The $200 notes were issued in conjunction with the call of preferred shares converted to notes in 1998. A conversion ratio of 57:1 was assumed in calculating earnings per share for the $200 notes. The $1,000 notes were authorized by the Board of Directors in June 2002. A conversion ratio of 150:1 was assumed in calculating earnings per share for the $1,000 notes.

During 2003, the Company called the $100, $200 and $1,000 notes. The call of the $100 Note gave note holders the option of redeeming the notes for cash, converting the note into 12.85 shares of restricted common stock or exchanging the notes for new $250 Notes. A conversion rate of 29:1 was assumed in calculating earnings per share for the $250 Notes.

The call of the $200 Note gave note holders the option of redeeming the notes for cash, converting the note into 57 shares of restricted common stock or exchanging the notes for new $500 notes. A conversion rate of 138:1 was assumed in calculating earnings per share for the $500 notes.

The call of the $1,000 Note gave note holders the option of redeeming the notes for cash, converting the note into 150 shares of restricted common stock or exchanging the note for convertible preferred stock. The convertible preferred stock pays an annual dividend of $0.56 per share on a quarterly basis. A conversion ratio of 2.7:1 was assumed in calculating earnings per share for the convertible preferred stock.

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

The components of income tax expense are:

                                                     Year Ended September 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------        ----------
         Current:
         Federal                                   $  217,303        $  267,369
         State and foreign                             51,686            79,358
                                                   ----------        ----------
                                                      268,989           346,727
         Deferred:
         Net change in deferred tax asset              32,318             2,371
         Net change in deferred tax liability          10,185            15,723
                                                   ----------        ----------
                                                   $  311,492        $  364,821
                                                   ==========        ==========

The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:

                                                     Year Ended September 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------        ----------
         Federal statutory rate                        34.00%            34.00%
         Increases (decrease):
         California franchise tax, net of
         Federal income tax benefit                     5.83%             5.83%
         Dividends                                     -0.40%            -1.72%
         Tax credits                                   -0.01%             0.75
         Other                                         -1.26%             1.49%
                                                   ----------        ----------
                                                       38.16%            40.35%
                                                   ==========        ==========

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

During fiscal 2003, the Company implemented a 401(k) plan under which employees may make voluntary contributions. The Company matches 25% of each participant's contribution to the plan, up to 4% of the participant's annual salary. Additionally, at the Board's discretion, the Company may contribute an additional 3% of each employee's salary to the plan. Total contributions by the Company under this plan during 2004 and 2003 were $41,100 and $38,600, respectively.

NOTE L - SALES INFORMATION AND MAJOR CUSTOMERS
----------------------------------------------

Sales of aircraft sealants increased to $4,727,613 from $4,429,596 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) increased to $232,315 from $339,498 the previous year.

During the fiscal year ended September 30, 2004, an agency (General Services Administration) of the United States Government accounted for $1,114,386 (22.47%) of sales as compared to $1,504,442 (31.37%) in 2003. There were three other single major customers in 2004 accounted for $2,191,298 or 44.18% of sales. No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE L - SALES INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
----------------------------------------------------------

Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

                                                  Year Ended September 30,
                                                  ------------------------
                                                2004                   2003
                                                ----                   ----
Export sales                                 $ 299,119              $ 280,914
Royalty income                               $   1,450              $   2,935

NOTE M - RELATED PARTIES
------------------------

Altius Investment Corporation owns approximately 25% of the Company's outstanding common shares. Three of the seven members of the board, including the Company's President and Chairman, who also serves as Altius Investment Corporation's Chairman, are members of the Altius Investment Corporation's Board of Directors.

NOTE N - LONG-TERM DEBT (PRIOR YEARS)
-------------------------------------

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE N - LONG-TERM DEBT (PRIOR YEARS) (CONTINUED):
--------------------------------------------------

On June 6, 2002, the Flamemaster Corporation Board of Directors authorized an issuance of $1,000 convertible notes. These $1,000 notes were convertible into 150 shares of common restricted stock with dilution protection, due on June 30, 2010. The $1,000 notes were available for 160 shares of common stock and paid 4.25% interest, quarterly. These notes also participated in profits and would have received a 0.75% bonus in any fiscal year the Company earned over $1.5 million pre-tax. As a result of these issuances, the Company issued 746 $1,000 notes.

The $100 notes paid interest of $41,242, annually, the $200 notes paid interest of $6,480, annually and the $1,000 notes paid interest of $31,704, annually.

On June 26, 2003, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the outstanding $100, $200 and $1,000 Notes.

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

The $1,000 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 150 shares of restricted common stock. The Board of Directors also approved an alternative, whereby the note holder may elect to exchange the $1,000 Note into Non Voting $0.01 par value preferred stock, which pays a $0.56 cumulative dividend and is convertible after one year into 2.7 shares of restricted common stock. As a result of this call, the Company redeemed 4 $1,000 Notes and fractional shares for cash, or $4,010 and converted the remaining 742 $1,000 Notes to 41,038 shares of preferred stock.

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE N - LONG-TERM DEBT (PRIOR YEARS) (CONTINUED):
--------------------------------------------------

On November 18, 2003, the Company announced its Board of Directors approved the spin-off of its subsidiary, StarBiz Corporation. The spin-off of StarBiz took the form of a stock dividend distributed December 30, 2003 to shareholders of record December 5, 2003. The Company's shareholders received one restricted common share of StarBiz stock for every 120 shares of the Company's stock. Fractions were paid in cash at the rate of $1.25 for each Company share owned. No fractional shares were issued.

NOTE O - SUBSEQUENT EVENTS
--------------------------

On October 29, 2004, a one for ten reverse stock split became effective. The Company's board of directors also authorized the filing of a Form 15 with the Securities Exchange Commission to deregister and become a Non Reporting Company. Subsequent to the authorization and announcement, a merger opportunity with Best Candy and Tobacco presented itself which would add a potential benefit for the Flamemaster shareholders. Therefore, the Company did not proceed with the deregistration.

On October 7, 2004 the Company announced that it entered into a letter of intent with Best Holdings Acquisition Company LLC and Aries Capital Partners, LLC (The Best Group) to merge 100% of Best Candy and Tobacco Co., into Flamemaster Corporation. The Company further announced that it withdrew its intent to file form 15 to deregister pending the outcome of the proposed merger with the Best Group.

On November 4, 2004, the Company received a notice of delisting from Nasdaq indicating that the Company fails to comply with the minimum 500,000 publicly held shares required for continued listing as set forth in Market Place rule 4310 (C) (7).

On November 10, 2004 the Company filed an appeal with Nasdaq regarding the delisting of its common stock. A hearing was held on December 9, 2004 wherein the Company presented its case for continued listing before a hearing review board. No ruling was made and the Company is still awaiting a determination.

On December 14, 2004, the Company issued a press release stating that its Board of Directors authorized a seven for one forward stock split in order to comply with the minimum 500,000 publicly held share requirement for continued listing on the Nasdaq SmallCap Market. The stock split will be effective on January 7, 2005 to shareholders of record December 23, 2004.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

THE FLAMEMASTER CORPORATION
Registrant


/s/ Joseph Mazin
-------------------------------------------
Joseph Mazin,
Chairman, President, Chief Executive Officer,
Chief Financial Officer and Director

Date: December 17, 2004


/s/ Leon Gutowicz
-------------------------------------------
Leon Gutowicz,
Director

Date:  December 17, 2004


/s/ Donna Mazin
-------------------------------------------
Donna Mazin,
Director

Date: December 17, 2004


/s/ Mary Kay Eason
-------------------------------------------
Mary Kay Eason,
Treasurer & Secretary

Date: December 17, 2004