Form 10QSB
period 2004-12-31
FLAMEMASTER CORP
filed 2005-02-11
CIK 37358

================================================================================


                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR QUARTER ENDED: DECEMBER 31, 2004         COMMISSION FILE NO: 0-2172






                           THE FLAMEMASTER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



            NEVADA                                            95-2018730
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer identification
 incorporation or organization)                      Number)



                 11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA 91352
                -------------------------------------------------
                     (Address of Principal Executive Office)



Registrant's telephone number including area code:    (818) 982-1650
                                                      ---------------


Registrant's facsimile number including area code:    (818) 765-5603
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    December 31, 2004               1,254,106
                    -----------------------------------------

================================================================================

Item 1   Financial Information
Item 1   Financial Statement


                           THE FLAMEMASTER CORPORATION
                             CONDENSED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                           2004
                                                                     (UNAUDITED)
                                                                   ------------
ASSETS:

CURRENT ASSETS:
---------------
Cash and cash equivalents                                          $  2,027,270
Marketable securities                                                    78,416
Accounts receivable, less allowance of $5,000                           642,951
Inventories                                                           1,036,932
Prepaid expenses                                                         61,450
Deferred income taxes                                                    38,004
Other Investments                                                       328,713
                                                                   ------------
TOTAL CURRENT ASSETS:                                                 4,213,736


Machinery & improvements, net of
accumulated depreciation                                                137,301
                                                                   ------------
TOTAL ASSETS                                                       $  4,351,037
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
--------------------
Accounts payable                                                   $     80,380
Accrued liabilities                                                      42,445
Income taxes payable                                                     25,921
Deferred tax liability                                                   49,595
                                                                   ------------
TOTAL CURRENT LIABILITIES:                                              198,341


SHAREHOLDERS' EQUITY:
---------------------

COMMON STOCK, par value, $.001 per share,
authorized 60,000,000 shares; issued and outstanding
1,254,106 shares at 12/31/04                                              1,254
Additional paid-in Capital                                            3,762,788
Retained earning                                                        383,319
Allowance for marketable securities                                       5,335
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                         $  4,152,696
                                                                   ------------

TOTAL LIABILITY AND EQUITY                                         $  4,351,037
                                                                   ============






See notes to condensed financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,

                         -------------------------------




                                                        2004           2003
                                                    ------------   ------------

Net Sales                                           $  1,122,441   $  1,056,624
Royalties                                                      0            675
Interest and Other Income                                  9,975         17,260
                                                    ------------   ------------
Total Revenues                                         1,132,416      1,074,559
                                                    ============   ============
Costs and expenses:
  Cost of Sales                                          643,558        559,545
  Selling                                                 90,961         79,114
  General and administrative                             219,449        188,981
  Laboratory                                             103,174        103,251
  Other (income)/ Expenses, Net                           11,257         10,483
  Interest on Convertible Notes                                0          7,314
                                                    ------------   ------------
Total Costs and Expenses                               1,068,399        948,688
                                                    ------------   ------------

Income before income taxes                                64,017        125,871

Income taxes                                              24,712         53,179
                                                    ------------   ------------
Net income                                                39,305         72,692


Other comprehensive income
  Net of income taxes
Unrealized holding gains (losses)                          5,335         (4,030)
                                                    ------------   ------------
Comprehensive Income                                $     44,640   $     68,662
                                                    ============   ============

Net income per share, basic                         $        .04   $        .06
                                                    ============   ============


Weighted average shares outstanding:
  Basic                                                1,116,590      1,222,138
                                                    ============   ============
  Diluted                                              1,116,590      1,222,138
                                                    ============   ============





See notes to condensed financial statements

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,

                         ------------------------------




                                                                       2004
                                                                   ------------

Net cash provided (used) by operating activities:                  $    (21,204)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment & improvements                                     (4,430)
Net purchases and sales of investment securities                         (5,862)
                                                                   ------------
NET CASH USED IN INVESTING ACTIVITIES:                                  (10,292)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                          (48,026)
                                                                   ------------
NET CASH USED IN FINANCING ACTIVITIES                                   (48,026)
                                                                   ------------


NET INCREASE, (DECREASE), IN CASH                                       (79,522)


Cash, beginning of period                                             2,106,792
                                                                   ------------
Cash, end of period                                                $  2,027,270
                                                                   ============


Cash paid during period for income taxes                           $      9,000

Cash paid during period for interest expense                       $          0







See notes to Condensed Financial Statements.

                   THE FLAMEMASTER CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004





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



Note 2:  BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not indicative of the results that may be expected for the year ending September 30, 2005.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004





Note 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INVESTMENT IN DEBT AND EQUITY SECURITIES:
         The Company adopted Statement of Financial Accounting Standards No: 115 ("SFAS No: 115"), Accounting for Certain Investments in Debt and Equity Securities, effective January 1,1995. Management determines the appropriate classification of its Investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity net of income taxes, until realized. At December 31, 2004 the Company had no investments that qualified as trading or held to maturity. The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

                           THE FLAMEMASTER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2004





Note 4:  INVENTORIES ARE SUMMARIZED AS FOLLOWS:

                                          December 31,
                                             2004
                                         ------------

         Raw materials                   $    426,142
         Shipping materials                   184,892
         Finished goods                       425,898
                                         ------------
                                         $  1,036,932
                                         ============


Note 5: During the three months ended December 31, 2004, the Company purchased 19 shares of its outstanding common stock at a cost of $608. The purchase was made after the reverse stock split and before the forward stock split.


Note 6:  MARKETABLE SECURITIES:
         Marketable securities classified as current assets at December 31, 2004 include the following:

                                          FAIR VALUE            COST
                                         ------------       ------------
         Corporate debt securities       $      2,781       $      9,544
         Mortgage backed securities            34,421             34,862
         Marketable equity securities          41,214             36,725
                                         ------------       ------------
                                         $     78,416       $     81,131
                                         ============       ============

         The contractual maturities of debt securities available for sale at December 31, 2004 is as follows:

                                          FAIR VALUE            COST
                                         ------------       ------------
         Due after 10 years              $     34,421       $     34,862
         Not due at single maturity date        2,781              9,544
                                         ------------       ------------
                                         $     37,202       $     44,406
                                         ============       ============


Gross unrealized holding gains and losses at December 31, 2004 were $4,585 and $7,300, respectively. There were no realized gains or losses from the sale of securities for the three months ending December 31, 2004.

                           THE FLAMEMASTER CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004



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


Note 8:  STOCK SPLITS AND DIVIDENDS

         In May, 2004, the Company paid a 12.5% stock dividend in the form of a 9 for 8 stock split. In October 2004, the Company effected a 1 for 10 reverse stock split in order to reduce the cost of maintaining and servicing very small odd lot shareholders. Additionally, in December 2004, the Company declared a 7 for 1 forward stock split in order to maintain the Company's NASDAQ listing requirements.

         Weighted average shares outstanding and Net Income per Share for the period ended December 31, 2003 have been restated to reflect the effects of the above stock split, reverse stock split, and stock dividend, for comparative purposes.

THE FLAMEMASTER CORPORATION

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations:
         --------------

December 31, 2004 compared to September 30, 2004 and
----------------------------------------------------
December 31, 2004 compared to December 31, 2003.
------------------------------------------------


FINANCIAL CONDITION AND LIQUIDITY:
----------------------------------

The Company's financial condition is strong with current assets of $4,213,736 compared to current liabilities of $194,341 at December 31, 2004 for a current ratio of better than 21.65 to 1. Working capital stood at $4,031,107 on December 31, 2004 compared to $4,019,395 at September 30, 2004 and $3,700,382 on December 31, 2003. Cash and cash equivalents and marketable securities increased to $2,105,686 from $2,055,836 in the year earlier period and modestly lower than the $2,180,801 at fiscal year end September 30, 2004.

Accounts receivable increased to $642,951 from $461,502 in the prior year's quarter ended December 31, 2003 due to a higher volume of business. Inventories also expanded due to a higher level of business to $1,036,932 from $983,930 on December 31, 2003 and $1,034,287 at year-end September 30, 2004.

Revenues for the December 31, 2004 quarter advanced to $1,132,416 from $1,074,559 in the year earlier period due to slightly higher selling prices and a broader customer base.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

The Company has sufficient liquidity to meet any future requirements or to cope with any unforeseen events or uncertainties over the next 12-month period. Management does not know of any material event that would have a material impact on either short-term or long-term liquidity, other than the proposed merger with The Best Group.

Flamemaster paid a 12.5% stock dividend in the form of a 9 for 8 stock split in May of 2004 and continued to maintain a $.023 quarterly cash dividend effectively increasing the cash distribution by 12.5%.

In October the Company effected a 1 for 10 reverse stock split in order to reduce the cost of maintaining and servicing very small odd lot shareholders.

In December 2004, Flamemaster declared a 7 for 1 forward stock split in order to maintain the Company's Nasdaq listing requirements.

The Company paid a $.023 cash dividend in November which was adjusted for the 1 for 10 stock split.

In January 2005, Flamemaster declared a $.034 cash dividend to be paid on March 10, 2005 to shareholders of record February 18, 2005. This is a 4% increase over the prior quarter's cash distribution.

RESULTS OF OPERATIONS:
----------------------

For the three months ended December 31, 2004, net income declined to 39,305 from $72,692 or $ .04 per share vs. $.06 per share in the year earlier period, which was restated to reflect the 7 for 1 stock split, the 1 for 10 reverse split and the 12.5 stock dividend. The decline in earnings was due to a number of factors including higher raw material costs, increased labor costs, additional regulatory reporting requirements of the SEC and Nasdaq. In addition, our General and Administrative expenses increased due to legal, accounting and stock transfer fees associated with the stock splits and merger and acquisition activity.

Laboratory costs including research and development for the quarter remained steady at $103,174 from $103,251 in the year earlier quarter.

General and Administrative expenses increased substantially to $219,449 from $188,981 in the prior year due to the legal, accounting and stock transfer fees mentioned in the previous paragraph. Selling Expense also increased modestly to $90,961 from $79,114 due to increased salaries and I.T. (Information Technology) requirements.

Net sales are listed as a separate item and are part of gross revenues, which include royalties, interest and other income also listed as separate line items. Total revenue income, including sales, royalties, and interest and other income, are used to finance our operating activities. Therefore, becoming part of net ordinary income. No interest expense was booked for sales to offset interest income. Because of the size of our Company, it would not be appropriate to list interest and other income as a separate line item.


Item 3:

CONTROLS AND PROCEDURES
-----------------------

An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, Joseph Mazin, of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

The nature of the business and the size of the Company have prevented the Company from being able to employ sufficient resources to enable it to have an adequate segregation of duties within its internal control system. This condition is considered a reportable condition and has been discussed with the audit committee. The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting area.

SIGNATURES:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                         THE FLAMEMASTER CORPORATION
                                         ---------------------------
                                                 (Registrant)




DATE:
February 11, 2005                        /s/ JOSEPH MAZIN
-----------------                        ---------------------------------------
                                                       (Signature)
                                         Joseph Mazin, President and Chairman
                                         And Chief Executive Officer and Chief
                                         Financial Officer




DATE:
February 11, 2005                        /s/ MARY KAY EASON
-----------------                        ---------------------------------------
                                                       (Signature)
                                         Mary Kay Eason, Treasurer and Secretary





DATE:
February 11, 2005                        /s/ DONNA MAZIN
-----------------                        ---------------------------------------
                                                       (Signature)
                                         Donna Mazin, Director