Form 10QSB
period 2005-03-31
FLAMEMASTER CORP
filed 2005-05-24
CIK 37358

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR QUARTER ENDED: MARCH 31, 2005       COMMISSION FILE NO: 0-2712



                           THE FLAMEMASTER CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)

             NEVADA                                      95-2018730
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer identification Number)
 incorporation or organization)



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

                                YES [X]  NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   March 31, 2005               1,253,693

================================================================================

                           THE FLAMEMASTER CORPORATION

                         CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2005
                                   (Unaudited)





                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----

        Condensed Balance Sheets                                            1

        Condensed Statements of Operations                                 2-3

        Condensed Statements of Cash Flows                                 4-5

        Notes to the Condensed Financial Statements                        6-7

ITEM 1.  FINANCIAL STATEMENTS

                           THE FLAMEMASTER CORPORATION
                             CONDENSED BALANCE SHEET


                                                                      MARCH 31,
                                                                        2005
                                                                     (UNAUDITED)
                                                                    ------------
ASSETS:

CURRENT ASSETS:
---------------
Cash and cash equivalents                                           $  2,111,707
Marketable securities                                                     81,355
Accounts receivable net                                                  761,472
Inventories                                                            1,084,291
Prepaid expenses                                                          83,650
Deferred income taxes                                                     35,005
Other investment                                                         328,713
                                                                    ------------
TOTAL CURRENT ASSETS:                                                  4,486,193

Machinery & improvements, net of
Accumulated depreciation                                                 133,449
                                                                    ------------
TOTAL ASSETS                                                        $  4,619,642
                                                                    ============

LIABILITIES AND SHOREHOLDERS' EQUITY:

CURRENT LIABILITIES:
--------------------
Accounts payable                                                    $    129,414
Accrued expenses                                                          34,837
Accrued income taxes payable                                              91,921
Deferred tax liability                                                    48,595
                                                                    ------------
TOTAL CURRENT LIABILITIES:                                               304,767


SHAREHOLDERS' EQUITY:
---------------------
COMMON STOCK, par value, $.001 per share,
authorized 60,000,000 shares; issued and
outstanding 1,253,693 shares at 03/31/05                                   1,254
Additional paid-in Capital                                             3,759,141
Retained earning                                                         544,321
Accumulated other comprehensive income                                    10,159
                                                                    ------------
TOTAL STOCKHOLDERS' EQUITY                                          $  4,314,875
                                                                    ------------
TOTAL LIABILITY AND EQUITY                                          $  4,619,642
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                          THREE MONTHS ENDED MARCH 2005




                                                        2005            2004
                                                    ------------    ------------
Net sales                                           $  1,258,280    $  1,224,709
                                                    ------------    ------------
Total Revenues                                         1,258,280       1,224,709
                                                    ============    ============
Costs and expenses:
   Cost of sales                                         655,863         647,131
   Selling                                                79,971          78,116
   General and administrative                            147,737         212,381
   Laboratory costs                                      103,339         101,204
   Other (income) expenses, net                           14,706          15,206
                                                    ------------    ------------
Total costs and expenses:                              1,001,616       1,054,038
                                                    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                 256,664         170,671

Interest, royalties and other income                      71,098           6,431

Provision for income taxes                               131,500          53,357
                                                    ------------    ------------
Net income                                          $    196,262    $    123,745
                                                    ============    ============

Other comprehensive income
   Net of income tax
Unrealized holding gains (losses)                         (1,965)            330
                                                    ------------    ------------
Comprehensive Income                                     194,297         124,075
                                                    ============    ============

Net income per share, basic                         $        .17    $        .10
                                                    ============    ============

Weighted average shares outstanding:
   Basic and Diluted                                   1,174,824       1,269,605
                                                    ============    ============

    The accompanying notes are an integral part of these financial statements

                           THE FLAMEMASTER CORPORATION
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,




                                                        2005            2004
                                                    ------------    ------------
Net Sales                                           $  2,380,720    $  2,281,333
                                                    ------------    ------------
Total Revenues                                         2,380,720       2,281,333
                                                    ============    ============
Costs and expenses:
   Cost of Sales                                       1,299,420       1,206,676
   Selling                                               170,932         157,230
   General and administrative                            367,187         383,059
   Laboratory                                            206,513         222,758
   Other (income) expenses, net                           25,963          25,689
   Interest on convertible notes                              --           7,314
                                                    ------------    ------------
Total Costs and Expenses                               2,070,015       2,002,726
                                                    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                 310,705         278,607

Interest, royalties and other income                      81,073          24,368

Provision for income taxes                               156,212         106,536
                                                    ------------    ------------
Net income                                          $    235,566    $    196,439


Other comprehensive income
   Net of income taxes
Unrealized holding gains (losses)                          3,370          (3,700)
                                                    ------------    ------------
Comprehensive Income                                $    238,936    $    192,739
                                                    ============    ============

Net income per share, basic                         $        .21    $        .16
                                                    ============    ============

Weighted average shares outstanding:
   Basic and diluted                                   1,140,393       1,239,379
                                                    ============    ============

    The accompanying notes are an integral part of these financial statements

                           THE FLAMEMASTER CORPORATION
                            STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED MARCH 31,

                                                                        2005
                                                                    ------------
                                                                     (Unaudited)
Cash Flows From Operating Activities:
   Net Comprehensive Income                                         $    238,937
   Adjustments to reconcile net income to net
      cash provided by operating activities:
               Depreciation and amortization                              13,567
               Allowance for doubtful accounts                             5,000
               Unrealized gain on marketable securities                   (3,370)


   Changes in current assets and liabilities:
               Accounts receivable                                       (75,077)
               Inventory                                                 (50,004)
               Prepaid expenses                                          (30,350)
               Accounts payable                                          (74,041)
               Accrued expenses                                          (10,509)
               Accrued income taxes payable                               68,184
               Deferred income tax                                         5,125
               Deferred tax liability                                      1,117
                                                                    ------------

Net Cash Provided by (Used in) Operating Activities                       88,579
                                                                    ------------

Cash Flows from Investing Activities:
   Purchase of equipment and improvements                                   --
   Investments in marketible securities                                   (3,976)
   Principal payments on notes receivable                                  7,853
   Other investments                                                        --
                                                                    ------------

Net Cash Provided by  (Used in) Investing Activities                       3,877
                                                                    ------------

Cash Flows from Financing Activities:
   Issuance of common stock                                                 --
   Repurchase of common stock                                             (3,704)
   Dividends                                                             (83,837)
   Notes payable                                                            --
   Minority interest                                                        --
   Issuance of preferred restricted stock                                   --
                                                                    ------------

Net cash provided by Financing Activities                                (87,541)
                                                                    ------------

Net Decrease in Cash and Cash Equivalents                                  4,915

Cash and Cash Equivalents - Beginning of Period                     $  2,106,792
                                                                    ------------

Cash and Cash Equivalents - End of Period                           $  2,111,707
                                                                    ============

    The accompanying notes are an integral part of these financial statements

                           THE FLAMEMASTER CORPORATION
                            STATEMENTS OF CASH FLOWS
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


    The accompanying notes are an integral part of these financial statements

                           THE FLAMEMASTER CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

                                   (Unaudited)

NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity
-----------------
The Flamemaster Corporation (Registrant or the Company) develops, manufactures, and sells coatings and sealants. In addition, Registrant receives royalties from other manufacturers who produce certain of the Registrant's products under license.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates
----------------
Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Inventory
---------
Inventories are summarized as follows:
                                                               March 31, 2005
                                                               --------------
                                  Raw materials                 $    503,501
                                  Shipping materials                 154,378
                                  Finished goods                     426,412
                                                                ------------
                                                                $  1,084,291
Earnings Per Share
------------------
Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

                           THE FLAMEMASTER CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2005
                                   (Unaudited)


NOTE C - STOCKHOLDERS' EQUITY

In December 2004, the Company amended articles 3 of the Articles of Incorporation to read 60,000,000 authorized common shares @ $.001 par value. The corporation had previously been authorized 6,000,000 common shares @ $.01 par value. The number of preferred shares remains 500,000 preferred shares authorized @ $.01 par value.

NOTE D - SUBSEQUENT EVENTS

Acquisition of Best Candy & Tobacco Co.
---------------------------------------
Subsequent to quarter ended March 31, 2005, Flamemaster issued a non-voting convertible preferred (Preferred A) for 100% of the equity in Best Candy & Tobacco Co.

The preferred shares do not participate in the earnings or dividend distribution of the Company's chemical operation. The shares can be converted into common stock only after the spin-off via a property dividend of the chemical operation and all cash and marketable securities associated with the operations of the Company prior to the acquisition of Best.

Furthermore, the series A Preferred Stock is not convertible until receipt of stockholder and Nasdaq approval and does not enable its holders to exercise control on any manner over the over the business or activities of the Company.

Flamemaster's common stock shareholders, prior to conversion of the convertible preferred A shares, will not be diluted as to earnings, dividend, or assets.

As a result of the transactions with Best, the Company received a Nasdaq Staff Determination letter dated May 5, 2005 indicating that the Company fails to comply with marketplace rules 4310(C)(17) regarding notification of the issuance of additional shares, rule 4350(i)(1)(C) regarding shareholder approval, rule 4330(B) regarding reverse mergers. The staff also noted that non-compliance with these rules raises public interest concerns pursuant to rules 4399 and 4330(a)(3).

In response to Nasdaq Staff concerns, the Company and The Best Group have agreed to rescind the closing of the transactions outlined above. Such rescission to be effective by close of business May 17, 2005.

In connection with such rescission, it is the intention of the Company and Best to enter into a revised agreement containing substantially the same terms and conditions; provided, that the closing of the transaction will be subject to compliance with all Nasdaq Marketplace rules. If these conditions to closing are not satisfied by the close of business June 30, 2005, then either party may terminate the proposed transaction.

It is the intent of Flamemaster Corporation to file a Form 15 and de-register to become a non-SEC reporting company, if the transaction is terminated.

THE FLAMEMASTER CORPORATION

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS:
--------------
March 31, 2005 compared to September 30, 2004 and
-------------------------------------------------
March 31, 2005 compared to March 31, 2004.
------------------------------------------


FINANCIAL CONDITION AND LIQUIDITY:
----------------------------------
The Company's financial condition is strong with current assets of $4,486,193 compared to current liabilities of $304,767 at March 31, 2005 for a current ratio of better than 14.7 to 1. Working capital stood at $4,181,426 on March 31, 2005 compared to $3,800,535 the year earlier and $4,016,463 at year end September 30, 2004. The increase is due to the Company's strong performance in the current period. Accounts receivable increased moderately to $761,472 from $704,795 in the prior year's quarter ended March 31, 2004 due to increase in sales. Inventories were slightly lower at $1,084,291 from the $1,100,523 on March 31, 2004, but up moderately from $1,034,287 at year end September 30, 2004.

Revenues for March 31, 2005 quarter increased moderately to $1,258,280 from the $1,224,709 in the year earlier period, a 2.7% increase. For the six months period ended March 31, 2005, revenues were $2,380,720 as compared to $2,281,333, a 4.2% increase. Sales of aircraft sealants expanded modestly, coatings remained steady.

RESULTS OF OPERATIONS:
----------------------
For the three months ended March 31, 2005, net income expanded to $196,262 compared to $123,745 in the year earlier period. For the six month period, net income increased to $235,566 from $196,439. Per share results for the quarter ended March 31, 2005 were $.17 vs $.10 in the prior year's period. For the six months, per share income expanded to $.21 from $.16 in the prior year. The increase in earnings was due to a higher sales level, a better product mix (sale of higher margin products) and a higher level of interest income. Laboratory costs including Research and Development for the quarter were up slightly to $103,339 from $101,204 in the year earlier quarter. For the six months, Laboratory expense declined moderately to $206,513 from $222,758 the year before. General and Administrative expenses declined to $147,737 in the quarter from $212,381 of the prior year, due to cost savings efforts instituted and a reduction of expenses relating to information technology programs, while the six months G & A expense were modestly lower at $367,187 from $383,059 in the 2004 period.

Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the next 12 months of operation. Management believes that the Company's creditworthiness is substantial relative to its size.

Flamemaster paid a $.034 quarterly cash dividend in March of 2005 on the Company's common stock. The Company also declared a $.034 quarterly cash dividend on it's common shares payable on June 17, 2005 to shareholders of record May 24, 2005.


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

SUBSEQUENT EVENTS:
------------------

Acquisition of Best Candy & Tobacco Co.
---------------------------------------

Subsequent to quarter ended March 31, 2005, Flamemaster issued a non-voting convertible preferred (Preferred A) for 100% of the equity in Best Candy & Tobacco Co.

The preferred shares do not participate in the earnings or dividend distribution of the Company's chemical operation. The shares can be converted into common stock only after the spin-off via a property dividend of the chemical operation and all cash and marketable securities associated with the operations of the Company prior to the acquisition of Best.

Furthermore, the series A Preferred Stock is not convertible until receipt of stockholder and Nasdaq approval and does not enable it's holders to exercise control in any manner over the business or activities of the Company.

Flamemaster's common stock shareholders, prior to conversion of the convertible preferred A shares, will not be diluted as to earnings, dividend, or assets.

As a result of the transactions with Best, the Company received a Nasdaq Staff Determination letter dated May 5, 2005 indicating that the Company fails to comply with marketplace rules 4310(C)(17) regarding notification of the issuance of additional shares, rule 4350(i)(1)(C) regarding shareholder approval, rule 4330(B) regarding reverse mergers. The staff also noted that non-compliance with these rules raises public interest concerns pursuant to rules 4300 and 4330
(a)(3).

In response to Nasdaq Staff concerns, the Company and The Best Group have agreed to rescind the closing of the transactions outlined above. Such rescission to be effective by close of business May 17, 2005.

In connection with such rescission, it is the intention of the Company and Best to enter into a revised agreement containing substantially the same terms and conditions; provided, that the closing of the transaction will be subject to compliance with all Nasdaq Marketplace rules. If these conditions to closing are not satisfied by the close of business June 30, 2005, then either party may terminate the proposed transaction.

It is the intent of Flamemaster Corporation to file a Form 15 and de-register to become a non-SEC reporting company, if the transaction with Best is terminated.

Change in Certifying Accountants
--------------------------------

On May 10, 2005, the Company's auditor Sarna & Company resigned as the Company's independent auditors. The resignation of Sarna & Company was accepted by the Company's Audit Committee and Board of Directors on May 12, 2005.

On May 13, 2005, the Company engaged Jewett Schwartz & Associates, based in Hollywood, Florida to serve as its new auditors.

For further information, please see the Company's Form 8-KA filed with the SEC May 24, 2005.

Notice of Delisting
-------------------

On May 16, 2005, the Company received a notice from the Nasdaq listing Qualifications Panel advising that Flamemaster's Common Stock would de delisted from The Nasdaq Small Cap Market effective with the opening of trading on May 18, 2005. The Company's common stock would thereafter be eligible for quotations on the Pink Sheets.

For further information, please see our Form 8-K filed with the SEC May 18, 2005.

On May 18, 2005, the Company's Common Stock was being quoted on the Pink Sheets.


ITEM 3.   CONTROLS AND PROCEDURES
---------------------------------

Disclosure Controls and Procedures
----------------------------------

At the end of the period reported on in this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive and Financial Officer (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls
-----------------

There were no significant changes made in the Company's internal controls during the quarter ended March 31, 2005, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

Signatures:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        THE FLAMEMASTER CORPORATION
                                        ---------------------------
                                                (Registrant)





DATE: May 23, 2005                      /s/ JOSEPH MAZIN
      ------------                      ----------------------------------------
                                        Joseph Mazin, President and Chairman
                                        And Chief Executive Officer And Chief
                                        Financial Officer





DATE: May 23, 2005                      /s/ MARY KAY EASON
      ------------                      ----------------------------------------
                                        Mary Kay Eason, Treasurer and Secretary






DATE: May 23, 2005                      /s/ DONNA MAZIN
      ------------                      ----------------------------------------
                                        Donna Mazin, Director