Form 10KSB/A
period 2004-09-30
FLAMEMASTER CORP
filed 2005-11-15
CIK 37358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                  FORM 10-KSB/A
                                  _____________


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 2004          Commission File No: 0-2712





                           THE FLAMEMASTER CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            NEVADA                                              95-2018730
 ------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


              11120 SHERMAN WAY, SUN VALLEY, CALIFORNIA       91352
              ------------------------------------------------------
              (Address of Principal Executive Offices)      Zip Code


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

As of September 30, 2004, there were 179,177 shares of common stock, $.01 par value, outstanding.

================================================================================

                                TABLE OF CONTENTS




PART I                                                                      PAGE
------                                                                      ----

Item 1    Business .........................................................   1
Item 2    Properties .......................................................   5
Item 3    Legal Proceedings ................................................   5
Item 4    Submission of Matters to a Vote of Security Holders ..............   5


PART II


Item 5    Market for Registrant's Common Stock and Related
          Stockholder Matters ..............................................   6
Item 6    Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................   7
Item 7    Financial Statements and Supplementary Data ......................  10
Item 8    Disagreements on Accounting and Financial Disclosure .............  10
Item 8a   Controls and Procedures ..........................................  10


PART III


Item 9    Directors and Executive Officers of the Registrant ...............  11
Item 10   Executive Compensation ...........................................  12
Item 11   Security Ownership of Certain Beneficial Owners
          and Management ...................................................  12
Item 12   Certain Relationships and Related Transactions ...................  12
Item 13   Exhibits and Reports on Form 8-K .................................  13
Item 14   Principal Accountant Fees and Services ...........................  14



SIGNATURES

                           THE FLAMEMASTER CORPORATION
                                     PART I

The Flamemaster Corporation is filing this Amendment on Form 10-KSB/A to its Form 10-KSB for the year ended September 30, 2004 that was originally filed with the Securities and Exchange Commission ("SEC") on December 17, 2004 (the "Original 10-KSB") to (i) expand management discussion of item 5, 6, 7, 9 10, 11 and 12 (ii) expand and modify exhibit 11 (iii) to add item 8A and item 14 (v) amend the form of our Report of Independent Registered Public Accounting Firm to reflect presentation changes required for reports issued subsequent to December 17, 2004 (iv) modify the presentation of our Statements of Income, Statements of Comprehensive income, Statements of Shareholders' Equity and Statements of Cash flows to retroactively reflect the stock splits occurred in October 2004 before the issuance of the financial statements (vi) expand our financial statement footnotes disclosure related to the changes in iv, Revenue Recognition, Stock Options, Commitments and Contingencies, Income per common share, Sales Information and Major Customers, Long Term Debt, Subsequent Events and Supplemental Cash Flow Information. For the convenience of the reader, this Amendment amends in its entirety the Original 10-KSB.

This Amendment continues to speak as of the date of the Original 10-KSB, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than those set forth above.


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

                           THE FLAMEMASTER CORPORATION
                                     PART I

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

This agreement expired in November of 1999 and was retroactively renewed in 2002. Royalty received for fiscal year 2003 and 2004 were $2,935 and $1,450, respectively. Royalty agreement expired on September 2004 and has not been renewed.

Flamemaster pays royalties to PRC-DeSoto Int'l Corp. on proprietary aircraft sealant sales based on new technology and marketing information acquired through a nonexclusive licensing agreement. Royalties are paid on only one series of products derived from a Permapol Polymer. We buy the raw material from the same supplier that we pay the royalty to. The raw material may be used for products that are made for samples, or products we submit for testing and qualifications, which amounts could be significant.

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

The Company and PRC-Desoto, a division of PPG have, extended the license agreement through December 31, 2008 with two 30-month extensions at the mutual option of both parties.

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

                           THE FLAMEMASTER CORPORATION
                                     PART I

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

The Company has approximately $4,016,000 of working capital, including approximately $2,181,000 of cash and current portfolio of marketable securities. The Company believes that its working capital is sufficient to finance its operations for the 2005 fiscal year.

Principal Customers:
--------------------
During the fiscal year ended September 30, 2004, an agency (General Services Administration) of the United States Government accounted for $1,114,386 (22.47%) of sales as compared to $1,504,442 (31.37%) in 2003. During the fiscal year ended September 30, 2004, there were four major customers, including General Services Administration that accounted for 10% or more of our consolidated revenues. The sales for these four customers were as follows:

         Customer #1     $1,157,652 or 23.34% of sales
         Customer #2     $1,114,386 or 22.47% of sales
         Customer #3     $  537,321 or 10.83% of sales
         Customer #4     $  496,325 or 10.01% of sales.

No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

                           THE FLAMEMASTER CORPORATION
                                     PART I

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

Employees:
----------
As of September 30, 2004 Registrant employed 31 persons same as prior year.

                           THE FLAMEMASTER CORPORATION
                                     PART I


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                           THE FLAMEMASTER CORPORATION
                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On May 26, 2005, the Company filed Form 15 to deregister its Common Stock with the Securities and Exchange Commission, after careful consideration the board of directors believe that the disadvantages of continuing as a fully reporting public company far outweigh the advantages. Currently, Registrant's common stock is traded over-the-counter under ticker symbol "FAME.PK". The following stock prices represented the daily prices of the stock for fiscal 2004 and 2003 and were adjusted to retroactively reflect for all stock splits, including those occurred after the close of the period but before the issuance of the original financial statements.

                                        Low Bid          High Bid
                                       ---------         ---------
         October-December 2003         $50.93 **         $62.58 **
         January-March 2004            $40.00 **         $54.22 **
         April-June 2004               $32.20 *          $51.00 *
         July-September 2004           $29.20 *          $40.60 *


         October-December 2002         $54.49 **         $67.73 **
         January-March 2003            $54.84 **         $58.22 **
         April-June 2003               $55.47 **         $62.22 **
         July-September 2003           $54.31 **         $61.78 **


*  Adjusted to reflect 1 for 10 stock split effective October 26, 2004
** Adjusted to reflect 9 for 8 stock split effective May 7, 2004 and 1 for 10 stock split effective October 26, 2004.

The stock price as of December 7, 2004 was $33.38 bid and $34.95 asked. A one for ten reverse stock split was effected on October 28, 2004.

The common stock dividend was decreased in fiscal year 2004 from $.032 to $.023 per quarter to reflect the spin-off of StarBiz. This spin-off caused Flamemaster dividend pay out to be reduced to reflect the lower income from investment activity. The Company paid out a 9 for 8 stock split in May 2004. The cash dividend remained the same thus increasing the aggregate effective pay out by about 12.5%. Subsequent to fiscal year 2004, the Company announced 1:10 stock split.

There are currently, as of August 30, 2005, 103 record holders pursuant to certification received from Registrar & Transfer Co., Flamemaster's transfer agent, records. This includes insiders and all affiliated parties.

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

Management believes that liquidity and working capital are adequate to meet any future requirements or to cope with any unforeseen events or uncertainties over the next 12-month period.

Sales of aircraft sealants increased to $4,727,613 from $4,429,596 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) decreased to $232,315 from $339,498 the previous year. Total operating sales continued to increase to $4,959,929 from $4,769,094 in the prior year.

During the fiscal year ended September 30, 2004, an agency (General Services Administration) of the United States Government accounted for $1,114,386 (22.47%) of sales as compared to $1,504,442 (31.37%) in 2003. During the fiscal year ended September 30, 2004, there were four major customers, including General Services Administration that accounted for 10% or more of our consolidated revenues.

The sales for these four customers were as follows:

         Customer #1     $1,157,652 or 23.34% of sales
         Customer #2     $1,114,386 or 22.47% of sales
         Customer #3     $  537,321 or 10.83% of sales
         Customer #4     $  496,325 or 10.01% of sales

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

The $.023 dividend remained constant even though the Company effected a 9 for 8 stock split in May of 2004, which effectively raised the dividend pay out by about 12.5%.

Subsequent to Fiscal 2004:
--------------------------
In October 2004, a one for ten reverse stock split became effective. The Company's board of directors also authorized the filing of a Form 15 with the Securities Exchange Commission to deregister and become a Non Reporting Company. Subsequent to the authorization and announcement, a merger opportunity with Best Candy and Tobacco presented itself, which would add a potential benefit for the Flamemaster shareholders. Therefore, the Company did not proceed with the deregistration.

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

On November 4, 2004, the Company received a notice of delisting from Nasdaq indicating that the Company fails to comply with the minimum 500,000 publicly held shares required for continued listing as set forth in Market Place rule 4310 ( C) (7).

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

During the fiscal year ended September 30, 2004, there were four major customers, including General Services Administration that accounted for 10% or more of our consolidated revenues. The sales for these four customers were as follows:

         Customer #1    $1,157,652 or 23.347% of sales
         Customer #2    $1,114,386 or 22.47% of sales
         Customer #3     $ 537,321 or 10.83% of sales
         Customer #4     $ 496,325 or 10.01% of sales

                           THE FLAMEMASTER CORPORATION
                                     PART II


Fiscal 2004 vs. 2003(Continued):
--------------------------------
No other single customer accounted for 10% or more of sales. For confidentially, we do not disclose the names of our commercial customers.

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

Allowance for Doubtful Accounts:
--------------------------------
The Company evaluates the collectibility of its accounts receivable and provides an allowance for estimated losses that may result from customers' inability to pay. Historically, bad debt experience has been very minimal and the reserve amount has been consistent with prior years. If the estimates are not correct, we might have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings.

                           THE FLAMEMASTER CORPORATION
                                     PART II


ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is set forth in the text on pages 15 through 33.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------
At the end of the period ending September 30, 2004, as reported on in this report, the Company carried out an evaluation, under the supervision and participation of Joseph Mazin, the Company's Chief Executive and Financial Officer, (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls
-----------------
There were no significant changes made in the Company's internal controls during the year ending September 30, 2004, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                           THE FLAMEMASTER CORPORATION
                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 5, 2005*

                                                          DIRECTOR       COMMON         PERCENTAGE
                                                         OF COMPANY    BENEFICALLY      OF CLASS*
      NAME        AGE             OCCUPATION                SINCE         OWNED          (COMMON)
----------------  ---    --------------------------------  -------       -------        ----------
William Deutch    78     Retired Businessman                1998           1,575           0.13%

Leon Gutowicz     86     Officer, Director Charitable
                         Organization                       1984          60,718           4.88%

Joseph Mazin      58     President, CEO, CFO and Chairman   1982         562,933 (1,2)    45.28%

Donna Mazin       57     President Altius Investment        1993         547,666 (1)      44.05%

Joshua M. Mazin   26     Vice President Administration      2004           2,877           0.23%

George Vlahos     64     Retired Businessman                2004          40,525           3.26%

Stuart Weinstein  56     Vice President PTL Realty          1997          13,860           1.11%

All Officers and
Directors as a group (10)                                                344,262          27.69%


1) Includes 328,349 shares (inclusive owned of record by Altius Investment Corp, and StarBiz Corp., entities of which Mr. Mazin is a principal and/or has voting control.

2) Includes 15,267 shares owned by the Company's Profit Sharing Plan. Mr. Mazin is trustee of this plan and has voting control.

* Percentage of class reflects the 7 for 1 forward stock split which occurred in January 2005, and is based on outstanding shares of 1,243,93, which was the shares outstanding at August 5, 2005.


Code of Business Conduct and Ethics
-----------------------------------

The Flamemaster Corporation is dedicated to maintaining the highest standards of integrity and trust throughout all levels of its organization and between it and all of its members and shareholders. Our board of directors and executive officers are committed to upholding sound principles of corporate governance and meeting all regulatory requirements.

For the period ended September 30, 2004, the Company did not have a formal written values and ethical standard. However, the Company's management does communicate values and ethical standards to all employees during company meetings.

Compliance with Section 16A of the Exchange Act
-----------------------------------------------

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a).

                           THE FLAMEMASTER CORPORATION
                                    PART III



ITEM 10. EXECUTIVE COMPENSATION

The following table includes information as to all directors and executive officers of the Company who received more than $100,000 in remuneration during each of the last three fiscal years.

NAME AND PRINCIPAL      FISCAL       SALARY        RESTRICTED      ALL OTHER
POSITION                 YEAR       (DOLLARS)      (DOLLARS)     COMPENSATION
-------------------     ------     -----------     ----------    ------------
Joseph Mazin             2004        191,538           --             --
Chairman, President      2003        187,345           --             --
And Chief Executive      2002        180,740           --             --


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's common stock as of August 05, 2005. To the Company's knowledge, the individuals or groups shown in the table are the only persons who held more than 5% of the Company's common stock at that date.

                                      AMOUNT AND NATURE OF  PERCENTAGE OF CLASS*
NAME AND ADDRESS OF BENEFICIAL OWNER  BENEFICIAL OWNERSHIP        COMMON

Altius Investment                           326,487               26.26%
11120 Sherman Way Sun Valley, CA 91352

Joseph & Donna Mazin                      562,933 (a,b)           45.28%
11120 Sherman Way Sun Valley, CA 91352

Directors and Officers as a Group (10)      344,262               27.69%


a) Joseph & Donna Mazin share voting control of the Flamemaster shares held by Altius Investment and other affiliates.

b) Includes 343,616 shares (inclusive) owned of record by Altius Investment Corp., Flamemaster Profit Sharing Plan, and StarBiz Corporation, entities of which Mr. Mazin is a principal and/or has voting control.

* Percentage of class reflects the 7 for 1 forward stock split, which occurred in January 2005 and is based on outstanding shares of 1,243,293, which was the shares outstanding at August 5, 2005.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Altius Investment Corporation owns approximately 26% of the Company's outstanding common shares. Three of the seven members of the board are on the Altius Investment Corporation's Board of Directors. The Company's President and Chairman is Chairman of the Altius Investment Corporation as well.

Approximately 65% of the Companies outstanding common shares are closely held.

As of August 30, 2005, Flamemaster had 103 record holders. This is pursuant to certification from our transfer agent, Registrar & Transfer Co. This includes insiders and all affiliated parties

                           THE FLAMEMASTER CORPORATION
                                    PART III


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


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

             o    Notes to Financial Statements.


         2.  Exhibits
             --------

             o Exhibit 11 - Statements regarding computation of per share earnings.

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

                           THE FLAMEMASTER CORPORATION
                                    PART III


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended September 30, 2004 and September 30, 2003, the aggregate fees billed by our principal accountants were as follows:

                                       2004                2003
                                     --------            --------
         Audit Fees                  $ 38,267            $ 40,307
         Audit Related Fees          $  8,124            $  7,603
         Tax Fees                    $     --            $     --
         All Other Fees              $  2,950            $     --


AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees". These fees relate to the spin-off of StarBiz Corporation.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. These fees relate to due diligence in regard to merger activity.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




Board of Directors and Shareholders
The Flamemaster Corporation
Sun Valley, California

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

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Flamemaster Corporation as of September 30, 2004, and the results of their operations and cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Sarna & Company, Certified Public Accountants
Sarna & Company, Certified Public Accountants
Westlake Village, California
December 1, 2004, except for Note R, as to
   which the date is May 26, 2005

                           THE FLAMEMASTER CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004



                                                                       2004
                                                                   ------------
ASSETS
------

CURRENT ASSETS:
    Cash and Cash Equivalents                                      $  2,106,792
    Marketable Securities (Note D)                                       74,009
    Accounts Receivable, less Allowance For
       Doubtful Accounts of $5,000 in 2004                              691,395
    Inventories (Note E)                                              1,034,287
    Prepaid Expenses and Other Assets                                    53,300
    Notes Receivable                                                      7,853
    Deferred Income Taxes (Note K)                                       40,130
    Other Investments                                                   328,713
                                                                   ------------
    TOTAL CURRENT ASSETS                                              4,336,479
                                                                   ------------

EQUIPMENT AND IMPROVEMENTS, at cost
    Machinery and Equipment                                             753,156
    Furniture and Fixtures                                              149,325
    Laboratory Equipment                                                 82,745
    Leasehold Improvements                                              135,375
    Transportation Equipment                                             20,036
                                                                   ------------
                                                                      1,140,637

    Less Accumulated Depreciation                                      (993,621)
                                                                   ------------
    NET EQUIPMENT AND IMPROVEMENTS                                      147,016
                                                                   ------------

PRC LICENSE AGREEMENTS, net of Accumulated
    Amortization of $172,357 in 2004 (Note F)                                --
                                                                   ------------
TOTAL ASSETS                                                       $  4,483,495
                                                                   ============




                 See accompanying notes to financial statements.

                           THE FLAMEMASTER CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004



                                                                       2004
                                                                   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                               $    203,455
    Accrued Expenses                                                     45,346
    Income Taxes Payable                                                 23,737
    Deferred Tax Liability (Note K)                                      47,478
                                                                   ------------

    TOTAL CURRENT LIABILITIES                                           320,016
                                                                   ------------

TOTAL LIABILITIES                                                       320,016
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note F, G and I)

SHAREHOLDERS' EQUITY (Notes A and H):
    Common Stock, par value $.01 per share, authorized
      6,000,000 shares; issued and outstanding 179,177
      shares in 2004                                                      1,792*
    Additional Paid-In Capital                                        3,762,307
    Retained Earnings                                                   392,591
    Allowance For Marketable Securities                                   6,789
                                                                   ------------

TOTAL SHAREHOLDERS' EQUITY                                            4,163,479
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  4,483,495
                                                                   ============



*   Adjusted to reflect 1 for 10 stock split effective October 26, 2004.





                 See accompanying notes to financial statements.

                           THE FLAMEMASTER CORPORATION
                               STATEMENT OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                                     2004             2003
                                                 ------------     ------------

NET SALES (Note M)                               $  4,959,929     $  4,769,094

COSTS AND EXPENSES:
       Cost of Goods Sold                           2,618,751        2,579,394
       Selling and Administrative                   1,111,737        1,079,928
       Laboratory Costs                               427,096          408,725
       Royalties, Interest and Other                   62,269          126,465
                                                 ------------     ------------
                                                    4,219,853        4,194,512
                                                 ------------     ------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES            740,076          574,582

INTEREST, ROYALTIES AND OTHER INCOME                   75,868          328,758

PROVISION FOR INCOME TAXES                            311,492          364,821
                                                 ------------     ------------
NET INCOME                                            504,452          538,519

       PREFERRED STOCK DIVIDENDS                       (4,788)          (5,745)
                                                 ------------     ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS        499,664          532,774

       PREFERRED STOCK DIVIDENDS                        4,788            5,745

       INTEREST ON CONVERTIBLE NOTES, NET OF TAX        4,388           46,059
                                                 ------------     ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCK AND
ASSUMED CONVERSIONS                              $    508,840     $    584,578
                                                 ============     ============

                                                 ------------     ------------
NET INCOME PER SHARE, BASIC (Note J)             $       3.02*    $       3.39**
                                                 ============     ============

                                                 ------------     ------------
NET INCOME PER SHARE, DILUTED (Note J):          $       3.02*    $       3.13**
                                                 ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC            165,627*         157,313**

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED          168,397*         187,024**




*      Adjusted to reflect 1 for 10 stock split effective October 26, 2004.
** Adjusted to reflect 9 for 8 stock split effective May 7, 2004 and 1 for 10 stock split effective October 26, 2004.



                 See accompanying notes to financial statements.

                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003




                                                     2004             2003
                                                 ------------     ------------

NET INCOME                                       $    504,452     $    538,519
CHANGE IN UNREALIZED GAIN/ (LOSSES) ON
     MARKETABLE SECURITIES, NET OF TAX                  6,789         (267,032)
RECLASSIFICATION ADJUSTMENT                            (9,516)         (97,566)
                                                 ------------     ------------
COMPREHENSIVE INCOME/(LOSS)                      $    501,725     $    173,921
                                                 ============     ============



























                 See accompanying notes to financial statements.

                           THE FLAMEMASTER CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004

                               PREFERRED STOCK                COMMON STOCK
                         --------------------------    --------------------------
                           SHARES          AMOUNT        SHARES          AMOUNT
                         -----------    -----------    -----------    -----------
BALANCE,
SEPTEMBER 30, 2002                --    $        --      1,407,710    $    14,077

REDEMPTION OF COMMON
STOCK WITH CASH                                            (25,230)          (255)

CASH DIVIDENDS ON
COMMON STOCK $.032
PER SHARE

PREFERRED STOCK ISSUED
IN NOTES CONVERSION           41,038            410             --             --

CASH DIVIDENDS ON
PREFFERED STOCK $.56
PER SHARE

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX

NET INCOME

BALANCE,
SEPTEMBER 30, 2003            41,038            410      1,382,480         13,822
                         -----------    -----------    -----------    -----------
CONVERSION OF
PREFERRED STOCK              (41,038)          (410)            --             --

CALL/CONVERSION OF NOTES                                   235,391          2,354

PROPERTY DIVIDENDS

CASH DIVIDENDS FOR
FRACTIONAL SHARES

CASH DIVIDENDS ON
PREFFERED STOCK $.56
PER SHARE

CASH DIVIDEND ON
COMMON STOCK $.032
PER SHARE

CASH DIVIDEND ON
COMMON STOCK $.023
PER SHARE

REDEMPTION OF COMMON
STOCK WITH CASH                                            (25,682)          (254)

STOCK SPLIT-UP                                             201,609          2,016

REVERSE STOCK SPLIT*                                    (1,614,621)       (16,146)

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX

NET INCOME
                         -----------    -----------    -----------    -----------
BALANCE,
SEPTEMBER 30, 2004                --    $        --        179,177    $     1,792
                         ===========    ===========    ===========    ===========

                                                       UNREALIZED
                          ADDITIONAL                  GAIN/(LOSS) ON
                           PAID-IN        RETAINED      MARKETABLE
                           CAPITAL        EARNINGS      SECURITIES       TOTAL
                         -----------    -----------    -----------    -----------
BALANCE,
SEPTEMBER 30, 2002       $ 3,314,668    $ 2,259,256    $  (471,755)   $ 5,116,246

REDEMPTION OF COMMON
STOCK WITH CASH              (84,486)       (73,708)            --       (158,449)

CASH DIVIDENDS ON
COMMON STOCK $.032
PER SHARE                         --       (134,486)            --       (134,486)

PREFERRED STOCK ISSUED
IN NOTES CONVERSION          741,590             --             --        742,000

CASH DIVIDENDS ON
PREFFERED STOCK $.56
PER SHARE                         --         (5,745)            --         (5,745)

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX                                     204,723        204,723

NET INCOME                                  538,519             --        538,519

BALANCE,
SEPTEMBER 30, 2003         3,971,772      2,583,836       (267,032)     6,302,808
                         -----------    -----------    -----------    -----------

CONVERSION OF
PREFERRED STOCK                  410             --                            --

CALL/CONVERSION OF
NOTES                        911,146                                      913,500

PROPERTY DIVIDENDS        (1,085,715)    (2,437,171)                   (3,522,886)

CASH DIVIDENDS FOR
FRACTIONAL SHARES                           (32,096)                      (32,096)

CASH DIVIDENDS ON
PREFFERED STOCK $.56
PER SHARE                                    (4,788)                       (4,788)

CASH DIVIDEND ON
COMMON STOCK $.032
PER SHARE                                   (44,423)                      (44,423)

CASH DIVIDEND ON
COMMON STOCK $.023
PER SHARE                                   (78,799)                      (78,799)

REDEMPTION OF COMMON
STOCK WITH CASH              (51,452)       (96,404)                     (148,110)

STOCK SPLIT-UP                               (2,016)                           --

REVERSE STOCK SPLIT*          16,146                                           --

UNREALIZED GAIN/(LOSS) ON
SECURITIES, NET OF TAX                                     273,821        273,821

NET INCOME                                  504,452                       504,452
                         -----------    -----------    -----------    -----------
BALANCE,
SEPTEMBER 30, 2004       $ 3,762,307    $   392,591    $     6,789    $ 4,163,479
                         ===========    ===========    ===========    ===========

*  Adjusted to reflect 1 for 10 stock split effective October 26, 2004.


                 See accompanying notes to financial statements.

                           THE FLAMEMASTER CORPORATION
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                                                                   2004            2003
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $    504,452    $    538,519
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and Amortization                                                    69,300          56,543
    (Increase)/decrease in Accounts Receivable                                     (201,919)         44,215
    (Increase)/decrease in Inventories                                              (30,047)         76,045
    (Increase)/decrease in Notes Receivable                                          58,003         (66,888)
    (Increase)/decrease in Settlement Receivable                                         --              95
    (Increase)/decrease in Prepaid Expenses and Other Assets                        (13,372)         (9,787)
    (Increase)/decrease in Deferred Income Tax Assets Due To Operations              31,815         292,344
    Increase/(decrease) in Accounts Payable                                          94,733         (56,675)
    Increase/(decrease) in Accrued Expenses                                          22,632         (35,450)
    Increase/(decrease) in Income Taxes Payable                                       8,760          71,773
    Increase/(decrease) in Deferred Income Tax Liabilities Due To Operations         10,185          15,723
                                                                               ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           554,542         926,457
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Property, Plant and Equipment                                       (6,483)        (33,899)
    (Increase)/decrease in Employee Loans                                             1,032              --
    (Increase)/decrease in Other Investments                                       (328,713)         46,287
    (Increase)/decrease in Investment Securities                                  3,497,511        (317,344)
                                                                               ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               3,163,347        (304,956)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Minority Interest                                                                (1,900)          1,900
    Increase/(decrease) in Notes Payable                                                 --         (45,100)
    Issurance/(repurchase) of Common Stock                                         (148,110)       (158,449)
    Property Dividends                                                           (3,522,886)             --
    Dividends Paid for Fractional Shares                                            (32,096)             --
    Dividends Paid for Common Stock                                                (123,222)       (134,486)
    Dividends Paid for Preferred Stock                                               (4,788)         (5,745)
                                                                               ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                            (3,833,002)       (341,880)
                                                                               ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (115,113)        279,621

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      2,221,905       1,942,284
                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $  2,106,792    $  2,221,905
                                                                               ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                                   $      7,314    $     76,765
                                                                               ============    ============
    Income Taxes                                                               $    279,000    $    281,000
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

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped and title passes to customer at the same time. The customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. Revenues from royalties earned under licensing agreements are recognized in the period the royalties are earned.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION: As Described in Note G, the Company has elected to follow the accounting provisions of APB 25, Accounting for Stock Issued to Employees, for stock options and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation. These granted options have not been exercised since granted date, April 2000, and have a five-year term expiring April of 2005.


NOTE B - RESTATEMENT
--------------------

Statement of Income: The Company resorted the interest income and other income from income from operations and recalculated the net income per share, both basic and diluted, to reflect the stock splits effective May 2004 and October 2004. These changes had no effect on the net income before assumed conversions originally reported.

Statement of Comprehensive Income: The Company omitted a reclassification adjustment amount from Comprehensive Income. The reclassification adjustment amount has been included in this amended report.

Statement of Shareholders' Equity: The Company recalculated Shareholders' Equity to retroactively reflect the stock splits effective May 2004 and October 2004, as well as to eliminate the misclassified items from the Statement of Shareholders' Equity.

Statement of Cash Flows: The Company recalculated Cash Flows to reclassify the nature of various cash flow activities and eliminated the non-cash transaction from financing activities.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE B - RESTATEMENT (CONTINUED)
--------------------------------

These restatements are as follows:
                                                    As Originally
                                                       Reported     As Restated
                                                     -----------    -----------
STATEMENT OF INCOME:
Net Income, Basic                                    $   504,452    $   504,452
Net Income, Diluted                                  $   504,452    $   499,664
Net Income per share, Basic                          $      0.30    $      3.02
Net Income per share, Diluted                        $        --    $      3.02
Weighted Average shares outstanding, Basic             1,656,272        165,627
Weighted Average shares outstanding, Diluted                  --        168,397

STATEMENT OF COMPREHENSIVE INCOME:
Reclassification Adjustment                          $        --    $    (9,516)
Comprehensive Income                                 $   511,241    $   501,725

STATEMENT OF SHAREHOLDERS' EQUITY:
Conversion of Preferred Stock                        $    (1,129)   $        --
Call/Conversion of Notes                             $   912,000    $   913,500
Property Dividends                                   $(3,515,400)   $(3,522,886)
Cash Dividends on Preferred Stock at $.56 per share  $        --    $    (4,788)
Cash Dividends on Common Stock at $.32 per share     $   (49,211)   $   (44,423)
Marketable Security Allow, Diverstiture              $    44,273    $        --
Stock Dividend                                       $        15    $        --
Redemption of Common Stock with Cash                 $    96,128    $  (148,110)
Stock Split-up                                       $     2,016    $        --
Reverse Stock Split                                  $        --    $        --
Fractional Share Adjustment                          $   (28,637)   $        --
Unrealized Gain/Loss on Securities, net of tax       $     6,789    $   273,821

STATEMENT OF CASH FLOWS:
Note Receivable                                      $    59,035    $    58,003
Employee Loans                                       $        --    $     1,032
Investment Securities                                $   814,784    $ 3,497,511
Issurance of Common Stock                            $ 1,271,739    $  (148,110)
Notes Payable                                        $  (913,500)   $        --
Preferred Restricted Stock                           $  (742,000)   $        --
Dividends paid for Common Stock                      $  (756,654)   $   (32,096)
Cash provided by Operating Activities                $   223,689    $   554,542
Cash provided by Investing Activities                $   808,301    $ 3,163,347
Cash provided by Financing Activities                $(1,147,103)   $(3,833,002)

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE C - CONCENTRATION OF RISK
------------------------------

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash, cash equivalents and trade receivables.

As of September 30, 2004, the Company had approximately $1,895,000 of cash and cash equivalents in ten different banks, which exposes the Company to concentration of credit risk to the extent that each of these amounts exceeds $100,000.


NOTE D - MARKETABLE SECURITIES
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


NOTE E - INVENTORIES
--------------------

Inventories consist of the following:
                                                        SEPTEMBER 30,
                                                ----------------------------
                                                   2004              2003
                                                ----------        ----------
Raw Materials                                   $  511,800        $  451,844
Shipping Materials                                 155,138           203,159
Finished Goods                                     367,349           349,237
                                                ----------        ----------
                                                $1,034,287        $1,004,240
                                                ==========        ==========

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE F - AGREEMENT WITH PRODUCTS RESEARCH CORPORATION
-----------------------------------------------------

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


NOTE G - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company leases office, manufacturing and storage facilities under a noncancelable operating lease that expires in September 30, 2006. The lease requires the Company to pay applicable property taxes, maintenance and insurance. The lease payments are subjected to an annual flat rate increase of 3.5% and do not depend on any existing index or rate. Rent expenses charged to operations were $207,498 in 2004 and $200,532 in 2003.

As of September 30, 2004, future minimum payments under this lease are:

    2005                                        $  214,812
    2006                                        $  222,336
    Thereafter                                  $       --
                                                ----------
    Total                                       $  437,148
                                                ==========


NOTE H - STOCK OPTIONS
----------------------

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE H - STOCK OPTIONS (CONTINUED)
----------------------------------

The following is a summary of stock option activity:

                                    ---------------------------------------------------------
                                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                    ---------------------------------------------------------
                                                 WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                       SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                    ------------   ------------   ------------   ------------
Outstanding at September 30, 2002          1,250   $      7.125          1,250   $      7.125
Granted                                       --   $         --             --   $         --
Forfeited                                     --   $         --             --   $         --
                                    ------------   ------------   ------------   ------------
Outstanding at September 30, 2003          1,250   $      7.125          1,250   $      7.125
Granted                                       --   $         --             --   $         --
Forfeited                                     --   $         --             --   $         --
                                    ------------   ------------   ------------   ------------
Outstanding at September 30, 2004          1,250   $      7.125          1,250   $      7.125
                                    ============   ============   ============   ============

The following is a summary of options outstanding and exercisable as of September 30, 2004:

-------------------------------------------------------------------------------------------------
                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------
RANGE OF            NUMBER    WEIGHTED AVERAGE    WEIGHTED AVERAGE     NUMBER    WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING   REMAINING LIFE      EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-------------------------------------------------------------------------------------------------
   $7.125           1,250           1.6               $7.125           1,250          $7.125

NOTE I - LITIGATION
-------------------

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

The company currently is not involved in any other litigation.


NOTE J - INCOME PER COMMON SHARE
--------------------------------

Basic income per share of common stock is based on the weighted average number of shares outstanding. Outstanding options were considered in the diluted earnings per share calculations using the treasury stock method, and outstanding convertible securities were considered using the if converted method.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE J - INCOME PER COMMON SHARE (CONTINUED)
--------------------------------------------

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

There were no securities that could potentially dilute basic EPS that are not included in the computation of diluted for the periods presented. The incremental shares from assumed conversions of convertible preferred stock for 27,701 shares or 2,770 shares (adjusted to reflect 1 for 10 stock split effective October 26, 2004) are included in the computation of diluted EPS; however, the amount is immaterial that when calculated, it did not cause EPS to be antidilutive for the 2004 period. There were no other outstanding stock options in the periods presented.


NOTE K - INCOME TAXES
---------------------

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE K - INCOME TAXES (CONTINUED)
---------------------------------

The components of income tax expense are:

                                                    YEAR ENDED SEPTEMBER 30,
                                                   -------------------------
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
                                                   ==========     ==========


The following reconciles the federal statutory tax rate to the effective rate of the provision for income taxes:

                                                    YEAR ENDED SEPTEMBER 30,
                                                   -------------------------
                                                      2004           2003
                                                   ----------     ----------
Federal statutory rate                                 34.00%         34.00%
Increases (decrease):
California franchise tax, net
  of Federal income tax benefit                         5.83%          5.83%
Dividends                                              -0.40%         -1.72%
Tax credits                                            -0.01%          0.75%
Other                                                  -1.26%          1.49%
                                                   ----------     ----------
                                                       38.16%         40.35%
                                                   ==========     ==========


NOTE L - PROFIT-SHARING PLAN AND 401(K)
---------------------------------------

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


NOTE M - SALES INFORMATION AND MAJOR CUSTOMERS
----------------------------------------------

Sales of aircraft sealants increased to $4,727,613 from $4,429,596 in the prior year and sales of Flamemastic (Fire-Retardant Coatings) and Dyna-Therm (Aerospace Coatings) increased to $232,315 from $339,498 the previous year.

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE M - SALES INFORMATION AND MAJOR CUSTOMERS (CONT.)
During the fiscal year ended September 30, 2004, there were four major customers, including General Services Administration that accounted for 10% or more of our consolidated revenues. The sales for these four customers were as follows:
         Customer #1    $1,157,652 or 23.34% of sales
         Customer #2    $1,114,386 or 22.47% of sales
         Customer #3    $  537,321 or 10.83% of sales
         Customer #4    $  496,325 or 10.01% of sales

For confidentially and protection of our customer base, we do not disclose the names of our commercial customers.

Export sales and royalty income from foreign sources are generated entirely by The Flamemaster Corporation and are as follows:

                                                    YEAR ENDED SEPTEMBER 30,
                                                   -------------------------
                                                      2004           2003
                                                   ----------     ----------
Export sales                                       $  299,119     $  280,914
Royalty income                                     $    1,450     $    2,935


NOTE N - RELATED PARTIES
------------------------
Altius Investment Corporation owns approximately 26% of the Company's outstanding common shares. Three of the seven members of the board, including the Company's President and Chairman, who also serves as Altius Investment Corporation's Chairman, are members of the Altius Investment Corporation's Board of Directors.


NOTE O - LONG-TERM DEBT (PRIOR YEARS)
-------------------------------------
On October 23, 1997, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the Flamemaster Preferred stock at $5.95 per share pursuant to the terms of the issue. The Board also approved an alternative whereby shareholders could elect to tender their preferred shares for $10 notes paying interest only until maturity at an annual interest rate of 5.6%. The notes were for a term of 5 years and were to mature on December 31, 2002. The notes were convertible into common stock at a ratio of 2.472 to 1. The notes were required to be held for at least 1 year before they could be converted, and were callable at $8.00 after 1 year, $8.50 after 2 years, $9.00 after 3 years, $9.50 after 4 years, and $10.00 after 5 years. Pursuant to the calling of the preferred shares, 7,050 shares were redeemed at a cost of $25,000, 14,118 preferred shares were converted into 34,898 shares of common stock, and 47,082 preferred shares were converted into notes. The Company recorded the notes at $376,656, which reflected the 47,082 shares converted into notes at $8 per share, the amount at which the Company could call the notes after 1 year.

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE O - LONG-TERM DEBT (PRIOR YEARS) (CONTINUED):
--------------------------------------------------

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

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE O - LONG-TERM DEBT (PRIOR YEARS) (CONTINUED):
--------------------------------------------------
The $250 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 29 shares of restricted common stock. The $500 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 138 shares of restricted common stock. The non-voting preferred shares were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash in the amount of $18 per share or convert the stock into 2.7 shares of restricted common stock. The redemptions of Notes on June 26, 2003 and November 11, 2003 were accounted for as exchanges of substantially similar debt instruments with no reporting of gain or loss. This is in keeping with the provisions of EITF 96-19 which indicate that if cash flows are not substantially different after the conversion from one debt instrument to another, no gain or loss must be recognized.

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


NOTE P - SUBSEQUENT EVENTS
--------------------------
On October 7, 2004 the Company announced that it entered into a letter of intent with Best Holdings Acquisition Company LLC and Aries Capital Partners, LLC (The Best Group) to merge 100% of Best Candy and Tobacco Co., into Flamemaster Corporation. The Company further announced that it withdrew its intent to file form 15 to deregister pending the outcome of the proposed merger with the Best Group.

In October 2004, a one for ten reverse stock split became effective. The Company's board of directors also authorized the filing of a Form 15 with the Securities Exchange Commission to deregister and become a Non Reporting Company. Subsequent to the authorization and announcement, a merger opportunity with Best Candy and Tobacco presented itself, which would add a potential benefit for the Flamemaster shareholders. Therefore, the Company did not proceed with the deregistration.

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


NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

NON-CASH INVESTING AND FINANCING TRANSACTION
--------------------------------------------

On June 26, 2003, the Flamemaster Corporation Board of Directors approved the calling (redemption) of the outstanding $100, $200 and $1,000 Notes.

The $100 Notes were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash or convert the note into 12.85 shares of restricted common stock. The Board also approved an alternative, whereby the note holder may elect to exchange the $100 Note for new $250 Notes at a ratio of 2.5:1. The new

                           THE FLAMEMASTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
-------------------------------------------------------

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

The non-voting preferred shares were called pursuant to the terms of issue, whereby the note holder could redeem the note for cash in the amount of $18 per share or convert the stock into 2.7 shares of restricted common stock. These issuance of preferred restricted stock in the notes conversion as well as the conversion of the preferred stock into common stock are reflected as non-cash transaction in the statement of cash flows.


NOTE R - EVENTS SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT REGISTERED
------------------------------------------------------------------------------
PUBLIC ACCOUNTING FIRM
----------------------

In December 2004, the Company issued a press release stating that its Board of Directors authorized a seven for one forward stock split in order to comply with the minimum 500,000 publicly held share requirement for continued listing on the Nasdaq SmallCap Market. The stock split became effective on January 7, 2005 to shareholders of record December 23, 2004.

On May 13, 2005, Flamemaster and The Best Group rescinded the acquisition of Best by Flamemaster and the issuance of non-voting convertible preferred. The Company and Best have also terminated discussions and intent to enter into a revised agreement.

On May 26, 2005, the Company filed Form 15 to deregister its Common Stock with the Securities and Exchange Commission as a reporting company.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



THE FLAMEMASTER CORPORATION
Registrant


/s/ Joseph Mazin
------------------------------
Joseph Mazin,
Chairman, President,
Chief Executive Officer,
Chief Financial Officer
and Director

Date: November 15, 2005



/s/ Leon Gutowicz
------------------------------
Leon Gutowicz,
Director

Date:  November 15, 2005



/s/ Donna Mazin
------------------------------
Donna Mazin,
Director

Date: November 15, 2005



/s/ Mary Kay Eason
------------------------------
Mary Kay Eason,
Treasurer & Secretary

Date: November 15, 2005